Form 10-Q
period 1999-06-30
US SEARCH CORP COM
filed 1999-08-16
CIK 1083087

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q
(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934 for the transition period from __________ to _______________


                       Commission File No.  ____________



                               US SEARCH.COM INC.
             (Exact name of registrant as specified in its charter)


Delaware                                                           95-4504143
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                           Identification Number)



        9107 Wilshire Blvd., Suite 700, Beverly Hills, California 90210
          (Address of principal executive offices, including zip code)

                                 (310) 553-7000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes [X] No [ ], and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]


There were 17,421,644 shares of outstanding Common Stock of the registrant as of August 13, 1999.

                               US SEARCH.COM INC.
             Form 10-Q for the quarterly period ended June 30, 1999


                                         INDEX                                    Page Number

Part I.   FINANCIAL INFORMATION                                                         2

Item 1.   Financial Statements                                                          2

          Balance Sheets as of June 30, 1999 and December 31, 1998                      2

          Statements of Operations for the three and six month periods
          ended June 30, 1999 and 1998                                                  4

          Statements of Cash Flows for the six month periods ended June
          30, 1999 and 1998                                                             5

          Notes to Financial Statements                                                 6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                    10

Item 3.   Quantitative and Qualitative Disclosures about Market Risks                  23

Part II.  OTHER INFORMATION                                                            24

Item 1.   Legal Proceedings                                                            24

Item 2.   Changes in Securities and Use of Proceeds                                    24

Item 3    Defaults Upon Senior Securities                                              24

Item 4.   Submission of Matters to a Vote of Security Holders                          25

Item 5.   Other Information                                                            25

Item 6.   Exhibits and Reports on Form 8-K                                             25

SIGNATURES                                                                             26

INDEX TO EXHIBITS                                                                      27

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                              US SEARCH.COM INC.

                                BALANCE SHEETS

                                                             June 30,    December 31,
                                                               1999          1998
                                                           ------------  -------------
                                                           (unaudited)
ASSETS:
Current assets:
Cash and cash equivalents................................  $33,754,000    $    99,000
Accounts receivable,less allowance for
     doubtful accounts of $87,000(1999)
     and $64,000(1998)...................................       80,000         83,000
Prepaids and other
     current assets......................................    2,360,000          6,000
                                                           -----------    -----------
          Total current assets...........................   36,194,000        188,000
Property and equipment,
     net.................................................      455,000        371,000
Other assets.............................................       34,000         16,000
                                                           -----------    -----------
     Total assets........................................  $36,683,000    $   575,000
                                                           ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
     Accounts payable....................................  $ 3,239,000    $ 3,721,000
     Accrued liabilities.................................    1,126,000        570,000
     Lines of credit.....................................            -        372,000
     Notes payable, current portion......................      667,000        693,000
     Capital lease obligations, current portion..........       38,000         40,000
     Related-party notes payable, current portion........       42,000      2,553,000
                                                           -----------    -----------
          Total current liabilities......................    5,112,000      7,949,000
Notes payable, net of current portion....................       85,000        269,000
Related-party notes payable, net
     of current portion..................................            -         29,000
Capital lease obligations, net
     of current portion..................................       26,000         45,000
Other non-current liabilities............................       32,000         32,000
                                                           -----------    -----------
     Total liabilities...................................    5,255,000      8,324,000
                                                           -----------    -----------
Commitments and contingencies (Note 4)
Stockholders' equity (deficit):
     Preferred stock, $0.001 par value; authorized
          1,000,000 shares; none issued and outstanding              -              -
     Common stock, $0.001 par value; authorized
          40,000,000 shares; issued and outstanding
          17,421,644 shares (1999) and 9,067,820
          shares (1998)..................................       17,000         15,000
     Additional paid-in capital..........................   54,001,000       (922,000)
     Unearned deferred compensation......................   (1,696,000)             -
     Accumulated deficit.................................  (20,894,000)    (6,842,000)


                                                           -----------    -----------
          Total stockholders' equity (deficit)...........   31,428,000     (7,749,000)
                                                           -----------    -----------
          Total liabilities and
              stockholders' equity (deficit).............  $36,683,000    $   575,000
                                                           ===========    ===========

        The accompanying notes are an integral part of these statements.

                               US SEARCH.COM INC.

                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                     Three Months Ended                Six Months Ended
                                                          June 30,                          June 30,
                                                 ------------------------         ---------------------------
                                                   1999          1998                 1999               1998
                                                 --------   -------------          -----------       ----------
Net revenues.........................         $ 3,983,000      $2,436,000            7,279,000       $4,240,000
Cost of services.....................           1,497,000         976,000            2,724,000        1,618,000
                                              -----------      ----------            ---------       ----------
     Gross profit....................           2,486,000       1,460,000            4,555,000        2,622,000
Operating expenses:
     Advertising and marketing.......           3,868,000       1,851,000            6,421,000        2,521,000
     General and administrative......           1,748,000         501,000            2,594,000        1,028,000
     Charge for compensation
          related to stock options.               653,000              --            1,529,000               --
                                              -----------      ----------             ---------      ----------
          Total operating expenses.             6,269,000       2,352,000           10,544,000        3,549,000
                                              -----------      ----------             ---------      ----------
     Loss from operations............          (3,783,000)       (892,000)          (5,989,000)        (927,000)
     Interest expense................          (2,180,000)       ( 46,000)          (4,966,000)        ( 70,000)
     Amortization of debt
          issue costs................          (1,493,000)             --           (3,096,000)              --
     Other(expense)income, net.......                  --           3,000                   --            9,000
                                              -----------      ----------             ---------      ----------
          Loss before income taxes.            (7,456,000)       (935,000)         (14,051,000)        (988,000)
     Provision for income taxes......                  --              --                1,000            1,000
                                              -----------      ----------         ------------       ----------
          Net loss.................           $(7,456,000)     $ (935,000)        $(14,052,000)      $ (989,000)
                                              ===========   =============          ===========       ==========
     Basic and diluted net
          loss per share.............              $(0.75)         $(0.10)             $ (1.44)          $(0.10)
                                              ===========   =============          ===========       ==========
     Weighted-average shares
          outstanding used in per
          share calculation..........           9,955,301       9,521,211            9,739,455        9,521,211
                                              ===========   =============          ===========       ==========

        The accompanying notes are an integral part of these statements.

                              US SEARCH.COM INC.

                           STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                     Six Months Ended June 30,
                                                     ------------------------
                                                        1999           1998
                                                     --------        -------
Cash flows from operating activities:
   Net loss.......................................  $(14,052,000)   $   (989,000)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
   Depreciation and amortization..................        77,000          57,000
   Provision for doubtful accounts................        91,000         254,000
   Charge for warrants and beneficial conversion
     feature issued to majority stockholder.......     4,639,000              --
   Amortization of unearned compensation..........     1,529,000              --
   Amortization of debt issue costs...............     2,546,000              --
   Related-party charges..........................                        90,000
   Change in assets and liabilities:
     Accounts receivable..........................       (88,000)       (385,000)
     Accounts payable.............................      (482,000)        447,000
     Accrued liabilities..........................       556,000          76,000
     Prepaid and other............................    (2,372,000)        (43,000)
                                                    ------------    ------------
Net cash used in operating activities.............    (7,556,000)       (493,000)
                                                    ------------    ------------
Cash flows from investing activities:
   Purchase of property and equipment.............      (161,000)       (123,000)
                                                    ------------    ------------
Net cash used in investing activities.............      (161,000)       (123,000)
                                                    ------------    ------------
Cash flows from financing activities:
   Increase in cash overdrafts....................            --         181,000
   Proceeds from line of credit...................            --         899,000
   Repayments of line of credit...................      (372,000)       (632,000)
   Proceeds from third party notes payable........            --              --
   Repayments of third party notes payable........      (210,000)        (78,000)
   Advances from related parties..................       200,000         290,000
   Repayments to related parties..................    (2,740,000)        (30,000)
   Repayments of capital lease obligations........       (21,000)        (14,000)
   Proceeds of convertible notes..................     5,500,000              --
 Proceeds of warrant exercise.....................     2,752,000              --
 Proceeds of initial public offering..............    36,263,000              --
                                                    ------------    ------------
Net cash provided by financing activities.........    41,372,000         616,000
                                                    ------------    ------------
Net increase in cash and cash equivalents.........    33,655,000              --
Cash at beginning of period.......................        99,000              --
                                                    ------------    ------------
Cash at end of period.............................  $ 33,754,000    $         --
                                                    ============    ============
Non-cash investing and financing activities:
   Conversion of notes payable to common stock....  $  5,500,000    $         --

       The accompanying notes are an integral part of these statements.

                              US SEARCH.COM INC.

                         NOTES TO FINANCIAL STATEMENTS

1.   Organization and Business:

     US SEARCH.com Inc. (the "Company") provides public record information about individuals. The Company was formed as a California S Corporation in 1994, and converted to a C Corporation in November 1997.

     In November 1997, The Kushner-Locke Company ("Kushner-Locke"), acquired 80% of the outstanding shares of the Company in exchange for the indemnification of various liabilities not to exceed $670,000. The Company's financial statements are presented on a historical basis and do not reflect the push-down of Kushner-Locke's purchase accounting adjustments.

     In February 1999, the Board of Directors approved the reincorporation of the Company in the State of Delaware and a change in the par value of the Company's common stock which was effected prior to the closing of the initial public offering.

     In June 1999 the Company completed its initial public offering and sold 4,500,000 shares of common stock raising net proceeds from the offering of $36,263,000. The Company's shares are now traded on the NASDAQ national market system under the symbol "SRCH"

2.   Basis of Presentation:

     These unaudited financial statements and notes thereto have been condensed and, therefore, do not contain certain information included in the Company's annual financial statements and notes thereto. The unaudited condensed financial statements and notes thereto should be read in conjunction with the Company's annual financial statements and notes thereto.

     The unaudited condensed financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of June 30, 1999, and the results of its operations and its cash flows for the three and six month periods ended June 30, 1999 and 1998. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

     Stock Split

     In June 1999, the Company authorized a 906.782 for one stock split pursuant to a stock dividend to its current stockholders which became effective on June 22, 1999. The share information in the accompanying financial statements has been retroactively restated to reflect the effect of the stock split.

     Net Loss Per Common Share

     Basic net loss per common share is computed using the weighted-average number of shares of common stock and diluted net loss per common share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding. Common equivalent shares related to stock options and warrants are excluded from the computation when their effect is antidilutive. As of June 30, 1999, the number of stock options that were antidilutive amounted to 1,548,678. The Company had no antidilutive securities for the three and six month periods ending June 30, 1998.

                              US SEARCH.COM INC.

                                  (unaudited)

3.   Notes Payable:

                                                       June 30,        December 31,
                                                         1999              1998
                                                      -----------     -------------
Note payable to Kushner-Locke, payable on
   demand bearing interest at 10% per annum......     $        --     $  2,540,000
Note payable to third party, payable July
   1999, bearing interest at 12% per annum.......         296,000          296,000
Notes payable in equal monthly installments of
   $3,333 comprising principal and interest
   through December 2000 bearing interest at
   12.5% per annum...............................          55,000           70,000
Trade notes payable, due in monthly
   installments by $13,583 comprising principal
   and interest through November 1999 bearing
  interest at 10.0% per annum....................          66,000          142,000
Trade notes payable, due in blended monthly
   installments through May 2000 bearing
   interest at 10.0% per annum...................         151,000          186,000
Loan payable to former stockholder/executive
   officer of the Company, due in monthly
   installments through July 2001, non-interest
   bearing.......................................          51,000           68,000
Note payable in equal monthly installments
   through December 2000, bearing interest at
   12.25% per annum..............................          27,000           35,000
Loan payable to executive officer of the
   Company, payable in monthly installments of
   $1,100, non-interest bearing..................          42,000           42,000

Other trade notes payable, payable through
   2000 bearing interest at 10% per annum........         106,000          165,000
                                                      -----------     ------------
        Total notes payable......................     $   794,000     $  3,544,000
                                                      ===========     ============
Related-party notes payable:
   Current.......................................     $    42,000     $  2,553,000
   Non-current...................................              --           29,000
Other notes payable:
   Current.......................................         667,000          693,000
   Non-current...................................          85,000          269,000
                                                      -----------     ------------
        Total notes payable......................     $   794,000     $  3,544,000
                                                      ===========     ============

                              US SEARCH.COM INC.

                                  (unaudited)


     Related-Party Convertible Subordinated Note:

     In January 1999, Kushner-Locke agreed to provide a credit facility up to $5,500,000 of bridge financing to the Company in the form of a convertible subordinated note ("Note"). The Note bears interest at 10% per annum and matures on the earlier of December 31, 1999 or on the date the Company completes a private placement or initial public offering raising gross proceeds of at least $10,000,000. The Note includes a 10% origination fee totaling $550,000 payable to Kushner-Locke for providing the credit facility. The origination fee is amortized on a straight line basis over the anticipated term of the Note. Notes payable on demand to Kushner-Locke of $1,200,000 outstanding as of December 31, 1998 were converted to the Note in January 1999. The Note has a beneficial conversion feature ("BCF") since it is convertible at a discount to the deemed fair value of the common stock. Since conversion is at the option of the holder at any time prior to maturity, the value assigned to the BCF is immediately recorded as interest expense at the date of each borrowing. The BCF is calculated using the intrinsic value methodology based on the difference between the deemed fair value of the underlying common stock and the conversion price on the Note of $2.21. The value assigned to the BCF is limited to the amount of each borrowing. For the three and six-month periods ended June 30, 1999, the Company has recorded $2,639,000 and $4,639,000, respectively, as additional interest expense.

     In June 1999, the total amount borrowed by the Company of $5,500,000 under this convertible subordinated note was converted into 2,493,651 shares of common stock.

     In connection with the Notes, the Company granted Kushner-Locke warrants to purchase (1) 453,391 shares of common stock at an exercise price of $2.76 per share and (ii) 453,391 shares of common stock at an exercise price of $3.31 per share. The warrants are exercisable at the option of the holder between January 7, 1999 and the earlier of (i) five days prior to the pricing of the Company's stock in connection with an initial public offering; or (ii) sale of all or substantially all of the assets of the Company or any consolidation, merger or reorganization, as defined; or (iii) January 7, 2009. The deemed fair value of the warrants of $2,546,000 is recorded as additional debt issue costs and has been amortized over the expected term of the Note of six months. For the three and six month periods ended June 30, 1999, total amortization of this debt issue cost were $1,273,000 and $2,546,000, respectively.

     In June 1999, these warrants and the warrants issued in September 1998 to Kushner-Locke were exercised for 1,360,173 shares of common stock.

4.   Commitments And Contingencies:

     Strategic Alliance Commitments

     The Company has several cancelable and non-cancelable distribution and marketing agreements with various Internet companies. Terms of these agreements provide for varying levels of exclusivity and minimum and maximum fees payable based on the number of banners, buttons and text links displayed on affiliate web sites. At June 30, 1999, the minimum non-cancelable payments under these agreements are approximately $5,735,000 for the remainder of 1999, $9,036,000 for 2000, $3,920,000 for 2001 and $1,000,000 for 2002.

     Distribution and Marketing Agreements

     In June 1999, the Company entered into a marketing agreement with Yahoo! Inc. Under this agreement, Yahoo! agreed to integrate the Company's search services into its Yahoo People Search Web site. The term of the agreement expires on January 31, 2001. Under this agreement, the Company is obligated to pay approximately $9.2 million over the term, approximately $2.0 million of which was paid on June 30, 1999.

5.   Subsequent Event:

     In July 1999, the Company entered into an agreement with a supplier of online public record data pursuant to which the Company has committed to purchase approximately $20 million worth of such data and public record information over a five and one-half year term.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT US SEARCH'S BUSINESS, MANAGEMENT'S BELIEFS AND ASSUMPTIONS MADE BY MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," "LIKELY," VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS AND OUTCOMES MAY DIFFER MATERIALLY FROM WHAT IS EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE THOSE SET FORTH HEREIN BELOW UNDER "FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION" AS WELL AS THOSE NOTED IN US SEARCH'S AMENDED REGISTRATION STATEMENT ON FORM S-1 (FILE No. 333-76099). US SEARCH UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

Overview

     US SEARCH provides clients with quick, easy and inexpensive access to a broad range of public record information about individuals. We offer our services through our Web site and our toll free telephone number.

     We generate revenues by performing public record search services for clients. Our services include individual locator, individual profile report, nationwide civil court record search, adoption reunion and other related public record search services. Individual locator services provide clients with the address and phone number for individuals, as well as date of birth, date of death, and the city, state and zip code where the death benefits were issued. Our Internet-based "Instant Searches" provide a subset of this information in a completely automated fashion and at a lower price. Individual profile report services provide clients with the first and last name, alias, current and previous address, phone number, vehicle ownership, bankruptcy, property ownership, nationwide civil court record and corporate affiliation information about an individual into a single report. The typical time required to complete a search is one to three days, with "Instant Searches" requiring as little as a few seconds or minutes. We publish the prices for our services directly on our Web site and typically determine a client's manner of payment prior to beginning the search process. Prices for our non-instant searches have ranged from approximately $25 to $140 per search. Prices for "Instant Searches" have ranged from approximately $5 to $10 per search. The prices for our services vary based on the nature and amount of information and whether or not the search is assisted by a search specialist.

     Revenue for our services is recognized when the search results are delivered to the client. The terms of sale do not provide for refunds after search services have been delivered, however, in instances where the clients indicate that the initial search result was unsuccessful, we may perform, at no charge to the client, up to three identical searches during the one year period following the first search. In addition, where clients desire additional information they can request to broaden the scope of their "Instant Searches" and we apply up to 100% of the cost of the client's "Instant Searches" towards the cost of the more comprehensive search. For the six month period ended June 30, 1999, revenues generated from individual locator and "Instant Searches" accounted for more than 90% of revenues. We expect the revenue contribution of each of our services to change over time, including with the introduction of pre-employment background screening.

     Our cost of services consists primarily of payroll expenses, including commissions paid to sales employees, data acquisition costs, local and long distance telephone charges associated with providing our services, and payment processing costs. In addition, we include an allocable portion of facilities, network and technology infrastructure. Our cost of services is likely to increase substantially as we expand infrastructure to support an increase in marketing and sales personnel to address existing and anticipated demand for our services, and in addition, as we obtain access to new data and information sources.

     Our operating expenses consist primarily of advertising, marketing, general and administrative expenses. We expect our operating expenses to increase substantially as we attempt to expand our sales and marketing force and hire additional administrative, sales, advertising, financial and accounting personnel. We may also need to relocate or seek new facilities that better address our operational and personnel needs. We may incur higher costs and possible disruption to our business as we hire and train new personnel to replace those lost in an expansion or relocation of our facility.

     Advertising and marketing expenses constitute the largest portion of our operating expenses. Prior to the introduction of our Internet-based services, advertising consisted primarily of radio and television advertising. With the growth of our Internet-based services, an increasing portion of our advertising expenses consists of Internet-based advertising such as arrangements with Internet search engines and popular Web sites. Production costs associated with such advertising are expensed in the period first aired or displayed to the public. Costs relating to actual airing or display of such advertising are expensed in the quarter the advertising appears. We expect our advertising and marketing expenses to significantly increase as we offer new services, attempt to expand our US SEARCH brand and build a corporate sales force.

     We have non-cancelable advertising and marketing agreements with several Internet companies. These agreements provide for varying levels of exclusivity and require us to make monthly minimum payments based on the number of impressions displayed on affiliate Web sites. As of June 30, 1999, the minimum non-cancelable payments required under these agreements are approximately $5.7 million for the remainder of 1999, $9.0 million in 2000, $3.9 million in 2001, and $1.0 million in 2002.

     Our general and administrative expenses consist primarily of compensation and related costs for administrative personnel, fees for outside professional advisors and an allocation of our occupancy costs and other overhead costs. Under an administrative services agreement that terminated on June 30, 1999, Kushner-Locke provided human resources services, accounting services and management services, as well as the services of Peter Locke and Donald Kushner. In connection with this agreement, we paid Kushner-Locke a monthly fee of $35,000. We will need to hire additional human resources, finance and accounting personnel to replace the services provided by Kushner-Locke under this agreement. We expect that costs relating to these replacement personnel will be comparable to the fee charged by Kushner-Locke under this agreement. We expect the trend of increased general and administrative costs to continue as we hire additional sales, research and executive personnel to promote new services to corporate and professional clients.

     We incurred significant net losses of approximately $1.4 million in 1996, $399,000 in 1997 and $6.8 million in 1998. For the six months ended June 30, 1999 we incurred a net loss of $14.1 million. At June 30, 1999, we had an accumulated deficit of approximately $20.9 million. We expect to incur significant additional losses and continued negative cash flow from operations for the foreseeable future.

     We recorded a non-cash interest charge of approximately $4.6 million in the first half of 1999 relating to the beneficial conversion feature of the convertible subordinated note issued to Kushner-Locke in January 1999. This charge is calculated using the deemed fair value of common stock on the date each advance is made to us subtracting the conversion price and multiplying the resulting amount by the number of shares into which the advance is convertible. The value assigned to the beneficial conversion feature is no greater than the amount of each advance made under the convertible subordinated note.

     We also recorded in the first half of 1999 a non-cash charge of $2.5 million relating to warrants issued to Kushner-Locke in January 1999. This charge represents the deemed fair value of the warrants, which is the per share value derived by applying the Black-Scholes option pricing model to our underlying shares of common stock and multiplying that value by the number of shares of common stock issuable upon exercise of the warrants. This charge was amortized over the six months the convertible subordinated note was outstanding.

     During the first half of 1999, we granted certain stock options to employees and non-employee directors and will continue to grant options under the 1998 Stock Incentive Plan and the 1999 Non-Employee Directors' Stock Option Plan. We recorded an unearned deferred compensation expense of approximately $3.2 million, representing the difference between the deemed fair value of our common stock for accounting purposes and the exercise price of such options at the date of grant. This amount is being amortized as follows: approximately $2.1 million in 1999; $735,000 in 2000; $315,000 in 2001; $75,000 in 2002; and $1,000
thereafter.

Results of Operations

Comparison of the Three Months Ended June 30, 1999 to the Three Months Ended June 30, 1998

     Net Revenues. Our net revenues increased to approximately $4.0 million for the three months ended June 30, 1999, or 64%, from approximately $2.4 million for the three months ended June 30, 1998. The increase is primarily attributable to an increase in the number of Internet-based transactions which occurred as a result of the introduction of lower-priced "Instant Searches" and "Public Record Profiles" driven by increased Internet-based advertising on a greater number of Internet search engines and popular Web sites.

     Gross Profit. Gross profit increased to approximately $2.5 million for the three months ended June 30, 1999, or 70%, from approximately $1.5 million for the three months ended June 30, 1998. Gross profit as a percentage of net revenues were approximately 62% and 60% for the three month periods ended June 30, 1999, and June 30, 1998, respectively. Cost of services increased to approximately $1.5 million for the three months ended June 30, 1999, or 53%, from approximately $1.0 million for the three months ended June 30, 1998. As a percentage of net revenues, cost of services was approximately 38% and 40% for the three month periods ended June 30, 1999 and June 30, 1998, respectively. Data acquisition and fulfillment costs as a percentage of revenues increased due to the introduction of certain lower-priced public record profile products. Telephone costs decreased as a percentage of net revenues primarily due to lower volume of 900-number telephone billings. Labor costs decreased as a percentage of net revenues primarily due to a higher volume of Internet transactions which generally involve a lower labor component.

     Advertising and Marketing Expenses. Advertising and marketing expenses increased to approximately $3.9 million for the three months ended June 30, 1999, from approximately $1.9 million for the three months ended June 30, 1998. As a percentage of net revenues, advertising and marketing expenses increased to approximately 97% for the three months ended June 30, 1999, from approximately 76% for the three months ended June 30, 1998. This increase is primarily attributable to an increase in the level of Internet-based advertising.

     General and Administrative Expenses. General and administrative expenses increased to approximately $1.7 million for the three months ended June 30, 1999, from approximately $0.5 million for the three months ended June 30, 1998. As a percentage of net revenues, general and administrative expenses increased to approximately 44% for the three months ended June 30, 1999, from approximately 21% for the three months ended June 30, 1998. This increase in general and administrative expenses in absolute dollars is primarily attributable to the cost associated with the hiring of additional management and administrative personnel in 1999.

     Charge for Compensation related to stock options. During the three month period ended June 30, 1999, approximately $653,000 of compensation expense was recorded in connection with options granted in 1999. We expect to incur a charge of approximately $570,000 for the remainder of 1999, $735,000 for 2000, $315,000 for 2001, $75,000 for 2002 and $1,000 for 2003 in connection with these options.

     Interest Expense. Interest expense increased to $2.2 million for the three months ended June 30, 1999 from $46,000 for the three months ended June 30, 1998. Included in interest expense for the three months ended June 30, 1999 is approximately $2.0 million relating to the beneficial conversion feature on the convertible subordinated note issued to Kushner-Locke. In addition, the interest expense for the three months ended June 30, 1999 also includes interest on outstanding short term and long term debt, and other inter-company advances from Kushner-Locke.

     Amortization of debt issue costs. In connection with the convertible subordinated note issued to Kushner-Locke, we granted to Kushner-Locke warrants to purchase 906,782 shares of our common stock. Relating to these warrants we have recorded a non-cash charge of $2.5 million that has been amortized over the six month period that the convertible subordinated note was outstanding. In the three months ended June 30, 1999, we recorded the remaining amortization of $1.3 million of such debt issue costs. Also, the $5,500,000 convertible subordinated note includes an origination fee in the amount of $550,000 payable to Kushner-Locke. In the three months ended June 30, 1999, the remaining $220,000 of this origination fee was amortized.

Comparison of the Six months ended June 30, 1999 to the Six months ended June 30, 1998

     Net Revenues. Our net revenues increased to approximately $7.3 million , or 72%, for the six months ended June 30, 1999 from approximately $4.2 million for the six months ended June 30, 1998. The increase is primarily attributable to an increase in the number of Internet-based transactions, the introduction of lower-priced "Instant Searches" and "Public Record Profiles".

     Gross Profit. Gross profit increased to approximately $4.6 million for the six months ended June 30, 1999 from approximately $2.6 million for the six months ended June 30, 1998. Gross profit as a percentage of net revenues increased to approximately 63% for the six months ended June 30, 1999, from approximately 62% in the six months ended June 30, 1998. Cost of services increased to approximately $2.7 million for the six months ended June 30, 1999 from approximately $1.6 million for the six months ended June 30, 1998. As a percentage of net revenues, cost of services decreased to 37% for the six months ended June 30, 1999 from 38% for the six months ended June 30, 1998. The decrease is primarily attributable to lower labor costs resulting from a higher volume of Internet transactions which generally involve a lower labor component, partially offset by increasing data acquisition and fulfillment costs as a percentage of revenue.

     Advertising and Marketing Expenses. Our advertising and marketing expenses increased to approximately $6.4 million for the six months ended June 30, 1999 from $2.5 million for the six months ended June 30, 1998. As a percentage of net revenues, advertising and marketing expenses increased to approximately 88% for the six months ended June 30, 1999, from approximately 60% for the six months ended June 30, 1998. This increase is primarily attributable to the expansion of Internet-based advertising and increased television promotional fee advertisements.

     General and Administrative Expenses. Our general and administrative expenses increased to approximately $2.6 million for six months ended June 30, 1999 from approximately $1.0 million for the six months ended June 30, 1998. As a percentage of net revenues, general and administrative expenses increased to approximately 36% for the six months ended June 30, 1999, from approximately 24% for the six months ended June 30, 1998. This increase is primarily attributable to the 1999 hiring of new management and administrative personnel, and to increased research and development costs, professional fees, and administrative services charges from Kushner-Locke.

     Charge for Compensation related to stock options. During the six month period ended June 30, 1999, approximately $1.5 million of compensation expense was recorded in connection with stock options granted in 1999. No options were granted in the corresponding six month period ended June 30, 1998. We expect to incur a charge of approximately $570,000 for the remainder of 1999, $735,000 for 2000, $315,000 for 2001, $75,000 for 2002 and $1,000 for 2003 in connection with these options.

     Interest Expense. Our interest expense increased to $5.0 million for the six months ended June 30, 1999, from $0.1 million for the six months ended June 30, 1998. Included in interest expense for the six months ended in June 30, 1999 is approximately $4.6 million relating to the beneficial conversion feature on the convertible subordinated note issued to Kushner-Locke. In addition, the interest expense for the six months ended June 30, 1999 also includes interest on outstanding short term and long term debt, and other inter-company advances from Kushner-Locke.

     Amortization of debt issue costs. In connection with the convertible subordinated note issued to Kushner-Locke, we granted to Kushner-Locke warrants to purchase 906,782 shares of our common stock. Relating to these warrants we have recorded a non-cash charge of $2.5 million that has been amortized over the six month period that the convertible subordinated note was outstanding. Also, the $5,500,000 convertible subordinated note includes an origination fee in the amount of $550,000 payable to Kushner-Locke which was fully amortized in the period.

     We expect that interest expense and debt issue costs for the remainder of 1999 will be substantially lower than the quarter and six months ended June 30,1999, due to elimination of amounts relating to warrants, origination fee and the beneficial conversion feature on the convertible subordinated note.

     Income Taxes. As of December 31, 1998 we had approximately $3.5 million of federal and $3.5 million of state net operating loss carryforwards to offset future taxable income. Our net operating loss carryforwards expire beginning in 2017 for federal and 2002 for state. Our ability to utilize net operating loss carryforwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, occurs in the future. We have recorded a full valuation allowance against our deferred tax assets as we believe that it is more likely than not that the deferred tax assets will not be realized based upon our expected future results of operations.

Liquidity And Capital Resources

     As of June 30, 1999, cash and cash equivalents have increased to $33.8 million from $0.1 million at December 31, 1998 primarily as a result of the proceeds of the initial public offering.

     Cash used in operations increased to $7.6 million for the six month period ended June 30, 1999 as compared to $493,000 for the six month period ended June 30, 1998. This increase is primarily attributable to increased expenditures on Internet-based advertising and increased general and administrative expenses relating to the administrative services agreement and hiring of executive personnel, and approximately $2.3 million paid to Yahoo! Inc. under our marketing agreement with Yahoo! Inc.

     Cash used in investing activities increased to $161,000 for the six month period ended June 30, 1999 as compared to $123,000 for the six months ended June 30, 1998. This increase is primarily attributable to increased purchases of computer hardware and software and other equipment.

     Cash provided by financing activities increased to approximately $41.4 million for the six month period ended June 30, 1999 as compared to $316,000 for the six months ended June 30, 1998. We received approximately $36.3 million as the net proceeds of our initial public offering in 1999, $5.5 million under convertible notes issued to Kushner-Locke, and $2.7 million in connection with the exercise of warrants issued to Kushner-Locke. Partially offsetting these amounts was the repayment to Kushner-Locke of $2.7 million of advances from Kushner-Locke, plus interest, and repayment of approximately $0.6 million related to our line of credit and other notes payable.

     We require substantial working capital to fund our operations and expect to use significant amounts of cash to fund our operating losses and capital expenditures.

     Since inception we have experienced negative cash flow from operations and expect to continue to experience significant negative cash flow from operations in the foreseeable future. We currently believe that our existing capital resources will be sufficient to meet our presently anticipated cash requirements through at least the next 12 months. After the next 12 months, we may be required to obtain additional funds through equity or debt financing. No assurance is given that we will not be required to raise additional financing prior to that time. Furthermore, there is no assurance that additional financing will be available when needed or that, if available, the financing will be on favorable terms. If the financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

Year 2000 Issue

     We depend on the delivery of information over the Internet, a medium which is susceptible to the Year 2000 Issue. The "Year 2000 Issue" is typically the result of limitations of software written using two digits rather than four to define the applicable year. If software with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the year 1900 rather than the year 2000.

Risks

     The Year 2000 Issue could result in a system failure or miscalculations causing significant disruption of our operations, including, among other things, interruptions in Internet traffic, accessibility of our Web site, delivery of our service, transaction processing or searching and other features of our services. It is possible that this disruption will continue for an extended period of time. We depend on information contained primarily in electronic format in databases and computer systems maintained by third parties, including governmental agencies. The disruption of third-party systems or our systems interacting with these third-party systems could prevent us from receiving orders or delivering search results in a timely manner. In addition, we rely on the integration of many systems in aggregating search data from multiple sources. The failure of any of those systems as a result of Year 2000 compliance issues could prevent us from delivering our products and services. Failure of our systems or third-party systems providing information used in our services could materially adversely affect our business, financial condition and results of operations. We have received information from present data suppliers that they are substantially in compliance with the Year 2000 Issue.
We have also confirmed Year 2000 compliance with key third party vendors.

Readiness for Year 2000

     We are conducting an evaluation of our internal systems. Our objective is to ensure uninterrupted transition into the Year 2000. The scope of the Year 2000 objective includes: (1) information technology ("IT") such as software and hardware, (2) non-IT systems such as components contained in various safety systems, facilities and utilities, and (3) readiness of key third parties, including suppliers and customers. We are seeking written confirmation of the Year 2000 status of our third party software. We are also utilizing internal resources to test internally developed software for Year 2000 compliance. We may be required to modify or replace significant portions of our software so that our systems will function properly with respect to dates in the year 2000 and thereafter. If we are unable to make the required modifications or conversions in a timely and cost-effective manner or if there is a malfunction in our systems, potential systems interruptions or delays in services may have a material adverse effect on our business, financial condition and results of operations. Further, if we fail to successfully resolve these issues, some or all of our operations may shut-down, which would have a material adverse effect on our business, financial condition and results of operations.

Third Party Readiness

     We have a process in place to assess the Year 2000 readiness of our business critical vendors and customers, and are involved in working with these vendors and customers on Year 2000 compliance issues. Disruptions with respect to computer systems of vendors or customers, whose systems are outside our control, could impair our ability to provide support to our customers, and could have a material adverse effect on our business, financial condition and results of operations.

Costs

     We estimate that the total cost of implementing and maintaining our Year 2000 compliance program will not exceed $250,000 and most of these expenses will be incurred during 1999. This estimate includes implementation of redundant hardware, software and communications systems. Our costs incurred to date with respect to Year 2000 compliance have not been significant.

Contingency Plans

     We are currently developing contingency plans to be implemented as part of our efforts to identify and correct Year 2000 problems with our internal and Internet-based systems. We expect to substantially complete our plan by September 30, 1999. Within the plans, we are addressing various problems, including disruptions to our Web-servers, significant interruption of data flow between us and third party data providers, and failures associated with internal systems. The contingency plans emphasize the identification and accessibility of additional data sources for our services.

     We are currently evaluating (1) the use of multiple Web-hosting sites to assure availability of our services, (2) additional data sources, (3) manual procedures for order processing and delivery of search results (4) standby equipment and accelerated availability of replacement parts, and (5) increased staffing levels for resolution of information technology issues and to manually process orders. Failure to implement any of these plans, if and when necessary, may have a material adverse effect on our business, financial condition and results of operations.

FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

The following is a discussion of certain risks, uncertainties and other factors that currently impact or may impact US SEARCH's business, operating results and/or financial condition. Anyone making an investment decision with respect to US SEARCH's Common Stock or other securities of US SEARCH is cautioned to carefully consider these factors, along with the "Risk Factors" discussed in US SEARCH's Amended Registration Statement on Form S-1 (File No. 333-76099).

We have incurred significant net losses and we may never achieve profitability

     We incurred significant net losses of approximately $1.4 million in 1996, $399,000 in 1997 and $6.8 million in 1998. For the six months ended June 30, 1999, we incurred a net loss of $14.1 million. As of June 30, 1999, we had an accumulated deficit of approximately $20.9 million. We expect to incur significant additional losses and continued negative cash flow from operations for the foreseeable future. We may never achieve profitability.

Our revenues and operating results may fluctuate significantly

     Our quarterly revenues and operating results have fluctuated in the past, and may significantly fluctuate in the future due to a variety of factors, many of which are outside of our control. These factors include:

 . service interruption, delays and costs relating to expansion of our networking infrastructure and facilities, for example, we have experienced system interruptions in the past as well as slower response times during periods of high calling volume;

 . fluctuations in the cost of television, radio, print and Internet-based advertising, for example, television advertising prices are generally higher during the last quarter of calendar year due to the seasonal trends in programming and consumer viewing patterns;

 . the inability to maintain or develop relationships with, or continue advertising on, various key Internet companies and popular Web sites, for example, due to capital constraints, we decreased our advertising on popular Web sites during the quarter ended December 1998;

 . delays and costs associated with unsuccessful service introductions;

 . increased turnover of our personnel due to a relocation of our facilities or for other reasons;

 . loss of one or more of our database providers; and

 . anticipating and responding to the introduction of new or enhanced services by our competitors, or more generally to increase demand for our services, for example, we reduced the price of our Internet-based services in December 1998 to further increase demand for these services.

Our limited experience offering services on the Internet could make it difficult for us to expand this business

     Our success and future growth depends on our ability to expand the nature and number of our services offered on the Internet. Historically, we offered our services primarily through our toll free telephone number, 1-800 U.S. SEARCH. Since December 1998, we began offering our Internet-based "Instant Searches." Additionally, we intend to increase the number and range of "Instant Searches" available on our Web site. Our limited experience may make it difficult for us to continually increase Internet traffic and transactions on our Web site. In particular, it may be difficult for us to adequately predict consumer response to our Internet advertising, causing us to spend more on Internet advertising than planned. Our Internet advertising may also be ineffective in strengthening our brand, increasing awareness of our services, or generating additional traffic or sales. The loss of one or more marketing relationships with Internet companies could adversely impact our ability to generate additional traffic or sales. If we fail to generate additional traffic, or if we fail to increase demand for our Internet-based services as a result of any additional traffic, our business, financial condition and results of operations could be materially adversely affected.

We depend on a limited number of service offerings for a significant portion of our revenues

     We have historically derived a substantial portion of our revenues from a small number of service offerings, particularly our individual locator and "Instant Searches" services. In the six months ended June 30, 1999, our individual locator and "Instant Searches" services accounted for over 90% of our revenue. If we are unable to continue to offer these services or if our costs of providing these services increase such that we can no longer offer these services at competitive prices, our business and results of operations may be materially adversely affected.

We have substantial fixed costs which may not be offset by our revenues

     A substantial portion of our operating expenses are fixed in any given quarter, such as costs relating to management personnel, administrative support and advertising on television programming, Internet search engines and popular Web sites. Our advertising is typically conducted under non-cancelable fixed term contracts. We also have minimum payment obligations under the agreement with our key database and information supplier. As a result, a substantial portion of our expenses in any given period is fixed and based in part on our expectations of future revenues and advertising and sales productivity. We may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. If we are unable to generate sufficient revenues to offset our advertising costs or the minimum payment obligations under the agreement with our key database and information supplier, or if we are unable to lower our advertising costs to respond to lower than expected revenues, our results of operations will suffer and the market price of our common stock could fall.

We depend on our marketing agreements with Internet companies

     An important element of our current business strategy is to maintain relationships with an increasing number of Internet search engines and popular Web sites for advertising and to direct and attract traffic to our Web site. Advertising on the Internet is expensive, new and evolving. The effectiveness of Internet-based advertising is not clear. Under our marketing and advertising agreements, we are typically required to make payments in advance of running ads on a Web site. Internet companies display our text, banner or logo, often referred to as "impressions," on their Web sites. These impressions may not lead to sales of our services, and our payment is required whether or not the advertising was effective. We may not be able to maintain our existing marketing relationships with other Internet companies. We may also be unable to enter into new marketing relationships with Internet companies, which generate adequate returns to offset related costs. Internet-based advertising expenses comprised over 40% of our total operating expenses for the six month period ended June 30, 1999. We currently anticipate that these expenses will continue to constitute a significant portion of our total operating expenses in future periods. Due to our limited operating experience, we are unable to accurately forecast the revenues these agreements will generate. Any termination of existing agreements or failure to enter into new agreements with Internet companies on terms favorable to us, could have a material adverse effect on our business, financial condition and results of operations.

Our access to key Internet advertising depends on marketing agreements between other Internet companies that are beyond our control

     Advertising arrangements with one Internet company may provide us access to another company's Web site. For example, our arrangement with Infospace provides us with advertising on parts of the AOL and Netcenter Web sites, even though we do not have agreements with AOL or Netcenter. Our advertising on these Web sites depends on the continued relationship Infospace has with companies such as AOL and Netcenter. If this relationship is terminated for any reason and if we are either unable to enter into an agreement with these companies or unable to enter into an agreement with another company that has an agreement providing access to AOL and/or Netcenter, our advertising will no longer appear on their Web sites. This could significantly reduce our advertising reach and, consequently, lower the number of potential clients visiting our Web site which could in turn materially adversely affect our business, financial condition and results of operations.

Our business and financial performance may suffer if we are unsuccessful in expanding our service offerings

     Our strategy includes expanding the market awareness of our existing services. We intend to offer a greater number of new searches available through our Web site and to develop and promote service offerings to address the needs of corporate and professional clients. We have very limited experience in providing services to corporate and professional clients. Attracting these clients will require us to hire new sales and marketing personnel and spend money to develop and promote these new services. We may fail in our efforts to provide these new services in a timely and cost- effective manner. If individual or corporate clients are unwilling to pay for the aggregation of public record information, or if the market for our services fails to develop or develops more slowly than anticipated, our business and prospects will be materially adversely affected. Implementing these measures will substantially increase our operating expenses and will place considerable strain on our existing management and operational resources. We will incur a substantial portion of these expenses before we achieve any meaningful revenues or market acceptance of new services. Our new services may not achieve a sustainable level of market acceptance or ever become profitable. If a new service is unsuccessful, our reputation and brand position may be damaged and this may make it more difficult to sell our existing services. A significant amount of our future growth depends on our ability to offer these new services.

If we are unable to expand and improve our infrastructure, facilities, and operational capacity, we will be unable to grow and our business and our financial condition will suffer

     The recent growth of our business has placed significant strain on our communication and networking infrastructure and existing facility. From time to time, demand for our services following television or Internet-based advertising has exceeded our infrastructure and operational capacity. Clients may experience delays during times when demand for our services exceeds our operational capacity. These instances are independent of any service interruptions related to disruption of our Web site or other systems. For example, we have in the past experienced longer response times to client telephone calls during periods of high calling volume because we lacked adequate capacity through our telephone systems and operations and support personnel to handle the increased number of calls. Similarly, we have experienced slower Web site response times during periods of high traffic because our Internet servers lacked adequate capacity. If these events occur again, we may lose clients and our reputation may be damaged. This growth has also increased the demands on our management team and technical, sales and operational resources. We anticipate that continued growth will require us to implement and improve our operational, financial and management information systems. In addition, we will need to invest in new and expanded computer, telecommunication and information systems that better address our existing capacity constraints. We are also currently considering acquiring new space or relocating to a larger facility that would better address our operational and personnel needs. As we offer new services and pursue corporate and professional markets, we will also need to increase our executive and sales and support personnel. Our business and results of operations will be adversely affected if we are unable to expand and continually improve our infrastructure.

We face competition from many sources

  The market in which we operate is highly competitive and highly fragmented. Currently, our competition falls into four categories:

 . free individual locator and information services, including services offered by Internet search engines, telephone companies and other third parties who publish free printed or electronic directories;

 . fee-based Internet search services offering comparable services, such as KnowX.com, a division of Information America;

 . firms offering more comprehensive public record information, such as LEXIS-
  NEXIS, a division of Reed Elsevier Inc., The Dun & Bradstreet Corporation, Reuters Limited, Avert, Inc. and ChoicePoint, Inc.; and

 . local, regional and national private investigation firms, such as Kroll-O'Gara
  Company, Pinkerton, the Proudfoot Reports Division of ASI Solutions, Inc., and a significant number of companies operating on either a national scale or a local or regional basis.

Some of these competitors do not currently offer public record search sales over the Internet, but they may do so in the future. There are no significant barriers that would prevent new companies from entering the market in which we operate. In addition, some of our current suppliers and companies with which we have advertising agreements may compete with us in the future, which may make it more difficult to advertise our services effectively on their Web sites.

We may be unable to respond to the competitive efforts of other companies

     Many of our competitors have greater financial and marketing resources than we do and may have significant competitive advantages through other lines of business, their existing client base and other business relationships. These competitors and other potential competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote more resources to developing public record search services for individual or corporate clients than we are willing or able to accomplish. Our competitors or potential competitors may develop services that are superior to ours, develop services less expensive than ours or that achieve greater market acceptance than our services. We may not be able to successfully compete against our current or future competitors with respect to any of these factors. As a response to changes in the competitive environment, we may make pricing, service or marketing decisions such as reducing our prices or increasing our advertising, all of which may affect our operating results. If we are unsuccessful in responding to our competitors, our business, financial condition and results of operations will be materially adversely affected.

We are dependent on a limited number of third party database and other information suppliers for information used in our services

     We obtain data used in our services from a limited number of third party suppliers. If our current suppliers raise their prices or if the information they provide becomes unavailable or unreliable, we may need to find alternative sources of information. The time it takes to identify and contract with suitable alternative data suppliers, as well as integrate these data sources into our service offerings, could cause service disruptions, increased costs and reduced quality of our services. Additionally, costs of obtaining data that may be necessary in our new service offerings, such as criminal background information, could be significantly higher, on a per transaction basis, than our current information costs. Termination of existing agreements, or, failure after termination, to enter into new agreements with third party suppliers on terms favorable to us, could have a material adverse effect on our business, financial condition and results of operations. Additionally, failure to obtain the data and information necessary for our intended service offerings at commercially reasonable costs or at all could prevent us from offering these new services and our business, financial condition and results of operations could be materially adversely affected.

Service interruptions may have a negative impact on our revenues and may damage our reputation and decrease our ability to attract clients

     We depend on the satisfactory performance, reliability and availability of our Web site and telecommunications infrastructure to attract clients and generate sales. Our revenues, reputation and brand would be harmed and the value of our services to clients would be reduced if we experience technical difficulties that result in slower response times, disruptions or unavailability of the services. We have experienced unanticipated system interruptions in the past and we believe that these interruptions may occur again in the future. For example, we have experienced system disruptions and slower response times as we change or upgrade the software and hardware running on our network. In addition, telephone systems and networks are subject to unanticipated downtimes due to national disasters, power outages and similar events. Our servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to accept and fulfill client orders. The occurrence of any of these events may have a material adverse effect on our business, financial condition and results of operations.

Item 3. Quantitative and qualitative disclosures about market risk

     US SEARCH has not used derivative financial instruments in its investment portfolio. US SEARCH invests its excess cash in debt instruments (either directly or through money market or mutual funds) of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issuer. US SEARCH protects and preserves its invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, US SEARCH's future investment income may fall short of expectations due to changes in interest rates, or US SEARCH may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. US SEARCH's total liabilities as of June 30, 1999 consist primarily of notes payable and accounts payable which have fixed interest rates and were not subject to any significant market risk.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 2.   Changes in Securities and Use of Proceeds

Changes in Securities

In June 1999, US SEARCH authorized a 906.782 for one stock split pursuant to a stock dividend to its current stockholders which became effective on June 22, 1999.

In June 1999, US SEARCH was reincorporated in Delaware and the par value of US SEARCH's stock was changed prior to the effectiveness of the initial public offering.

Use of Proceeds

     The effective date of the Registration Statement for US SEARCH's initial public offering, filed on Form S-1 under the Securities Act of 1933 (File No. 333-76099), was June 24, 1999. The class of securities registered was Common Stock. The offering commenced on June 25, 1999. The managing underwriters for the offering were Bear, Stearns & Co. Inc., BancBoston Robertson Stephens and Wit Capital Corporation.

     Pursuant to the Registration Statement, US SEARCH sold 4,500,000 shares of its Common Stock for an aggregate offering price of $40,500,000. Kushner-Locke, the selling stockholder, sold 1,500,000 shares of US SEARCH's common stock for an aggregate offering price of $13,500,000. US SEARCH did not receive any of the proceeds from the sale of common stock by Kushner-Locke.

     US SEARCH incurred expenses of approximately $4.2 million, of which $2.8 million represented underwriting discounts and commissions and approximately $1.4 million represented other expenses related to the offering. The net offering proceeds to US SEARCH after total expenses was approximately $36.3 million.

     US SEARCH used approximately $2.7 million of the net proceeds of the offering to repay advances and outstanding obligations to Kushner-Locke. These advances were due on demand and bear interest at 10% per annum. US SEARCH used approximately $296,000 of the net proceeds of this offering to repay debt under a promissory note US SEARCH assumed on behalf of Nicholas Matzorkis, a co-founder, due in July 1999 and bears interest at 12% per annum. US SEARCH used approximately $2.0 million of the net proceeds of the offering to make the required payment under its marketing agreement with Yahoo! Inc. within five days of the closing of the offering.

     US SEARCH currently has no specific plans for the remaining proceeds of the offering. The remaining net proceeds have been invested in cash, cash equivalents, and short-term, interest-bearing, investment-grade securities. The use of proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus used in the offering.

Item 3.   Defaults upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders.

     In the quarterly period ended June 30, 1999, the following matters were submitted to the security holders of US SEARCH:

     In April 1999, in connection with the preparation for its initial public offering, US SEARCH solicited the approval of its stockholders through a written Consent of stockholders to approve the reincorporation of US SEARCH into Delaware, the amendment and restatement of US SEARCH's 1998 Stock Incentive Plan, the adoption of US SEARCH's 1999 Non-Employee Directors' Stock Option Plan, and approve the form of indemnity agreement between US SEARCH and its officers and directors. The number of stockholders giving their consent represented 10,000 shares, 100% of the 10,000 shares of common stock outstanding at that time.

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit No.                   Description
-----------                   -----------

3.1*           Certificate of Incorporation
3.1.1*         Certificate of Amendment of Certificate of Incorporation, dated
               May 12, 1999, changing corporate name to US SEARCH.com Inc.
4.1*           Form of Common Stock Certificate
10.1*+         Advertising and Promotion Agreement dated June 7, 1999 between
               Yahoo! Inc. and US SEARCH.com Inc.
10.2+          Data Processing Service Agreement dated July 1, 1999 between DBT
               Online, Inc. and US SEARCH.com Inc.
27.1           Financial Data Schedule

------------
* Filed with the Company's Registration Statement on Form S-1, File No. 333-76099, declared effective on June 24, 1999, incorporated herein by reference.
+    Confidentiality requested

(b)  Reports on Form 8-K:

None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      US SEARCH.COM INC.
                                         (Registrant)


Date:     August 16, 1999             /s/ WILLIAM G. LANGLEY
                                      ----------------------------
                                      William G. Langley
                                      Vice President, Chief Financial Officer
                                      (Principal Financial Officer)



Date:     August 16, 1999             /s/ ALAN S. MAZURSKY
                                      ----------------------------
                                      Alan S. Mazursky
                                      Vice President, Finance
                                      (Principal Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit No.                   Description
-----------                   -----------

3.1*           Certificate of Incorporation
3.1.1*         Certificate of Amendment of Certificate of Incorporation, dated
               May 12, 1999, changing corporate name to US SEARCH.com Inc.
4.1*           Form of Common Stock Certificate
10.1*+         Advertising and Promotion Agreement dated June 7, 1999 between
               Yahoo! Inc. and US SEARCH.com Inc.
10.2+          Data Processing Service Agreement dated July 1, 1999 between DBT
               Online, Inc. and US SEARCH.com Inc.
27.1           Financial Data Schedule

------------
* Filed with the Company's Registration Statement on Form S-1, File No. 333-76099, declared effective on June 24, 1999, incorporated herein by reference.
+    Confidentiality requested