Form 10-Q
period 1999-09-30
US SEARCH CORP COM
filed 1999-11-15
CIK 1083087

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q
                                   (Mark one)

[X]  Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange
                                  Act of 1934

               For the quarterly period ended September 30, 1999

                                       or

[ ]  Transition Report Pursuant to Section 13 or 15(d)of the Securities Exchange
    Act of 1934 for the transition period from __________ to _______________


                          Commission File No. 0-26149



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes [X] No [ ], and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


There were 17,421,644 shares of outstanding Common Stock of the registrant as of November 12, 1999.

                               US SEARCH.COM INC.
          Form 10-Q for the quarterly period ended September 30, 1999



                                       INDEX                              Page Number

Part I.    FINANCIAL INFORMATION                                                    2

Item 1.    Financial Statements                                                     2

           Balance Sheets as of September 30, 1999 and December 31, 1998            2

           Statements of Operations for the three and nine month periods
           ended September 30, 1999 and 1998                                        3

           Statements of Cash Flows for the nine month periods ended September
           30, 1999 and 1998                                                        4

           Notes to Financial Statements                                            5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                9

Item 3.    Quantitative and Qualitative Disclosures about Market Risks             20

Part II.   OTHER INFORMATION                                                       21

Item 1.    Legal Proceedings                                                       21

Item 2.    Changes in Securities and Use of Proceeds                               21

Item 3     Defaults Upon Senior Securities                                         21

Item 4.    Submission of Matters to a Vote of Security Holders                     21

Item 5.    Other Information                                                       21

Item 6.    Exhibits and Reports on Form 8-K                                        21

SIGNATURES                                                                         22

INDEX TO EXHIBITS                                                                  23

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                              US SEARCH.COM  INC.

                                 BALANCE SHEETS

                                                                          September 30, 1999                 December 31, 1998
                                                                         -------------------               -------------------
                                                                             (Unaudited)
ASSETS:
Current assets:
      Cash and cash equivalents                                                 $ 24,757,000                       $    99,000
      Restricted cash                                                              2,000,000                                 -
      Accounts receivable, less allowance for doubtful
        accounts of $81,000 (1999) and $64,000 (1998)                                108,000                            83,000
      Other current assets                                                         2,758,000                             6,000
                                                                         -------------------               -------------------
        Total current assets                                                      29,623,000                           188,000

Property and equipment, net                                                          735,000                           371,000
Other assets                                                                         132,000                            16,000
                                                                         -------------------               -------------------
          Total assets                                                          $ 30,490,000                       $   575,000
                                                                         ===================               ===================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

Current liabilities:
      Accounts payable                                                          $  3,728,000                       $ 3,721,000
      Accrued liabilities                                                            630,000                           570,000
      Lines of credit                                                                      -                           372,000
      Notes payable, current portion                                                 148,000                           693,000
      Capital lease obligations, current portion                                      31,000                            40,000
      Related-party notes payable, current portion                                         -                         2,553,000
                                                                         -------------------               -------------------
        Total current liabilities                                                  4,537,000                         7,949,000

Notes payable, net of current portion                                                 50,000                           269,000
Related-party notes payable, net of current portion                                        -                            29,000
Capital lease obligations, net of current portion                                     22,000                            45,000
Other non-current liabilities                                                         32,000                            32,000
                                                                         -------------------               -------------------
          Total liabilities                                                        4,641,000                         8,324,000
                                                                         -------------------               -------------------

Commitments and contingencies (Note 4)

Stockholders' equity (deficit):

      Preferred stock, $.001 par value; authorized 1,000,000
          shares; none issued and outstanding                                              -                                 -
      Common stock, $.001 par value; authorized 40,000,000 shares;
          issued and outstanding 17,421,644 (1999)
          and 9,067,820 (1998)                                                        17,000                            15,000
      Additional paid-in capital                                                  53,847,000                          (922,000)
      Unearned deferred compensation                                              (1,391,000)                                -
      Accumulated deficit                                                        (26,624,000)                       (6,842,000)
                                                                         -------------------               -------------------
          Total stockholders' equity (deficit)                                    25,849,000                        (7,749,000)
                                                                         -------------------               -------------------
          Total liabilities and stockholders' equity (deficit)                  $ 30,490,000                       $   575,000
                                                                         ===================               ===================

       The accompanying notes are an integral part of these statements.

                               US SEARCH.COM INC.

                           STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                  1999                  1998                    1999                  1998
                                            -------------          -------------          --------------          -------------
Net revenue                                   $ 6,163,000            $ 2,704,000            $ 13,442,000           $  6,944,000
Cost of services                                2,677,000              1,112,000               5,401,000              2,731,000
                                            -------------          -------------          --------------          -------------
      Gross profit                              3,486,000              1,592,000               8,041,000              4,213,000
                                            -------------          -------------          --------------          -------------

Operating expenses:
      Advertising and marketing                 7,114,000              2,429,000              13,535,000              4,950,000
      General and administrative                2,167,000              1,434,000               4,761,000              2,462,000
      Charge for warrants issued to
      majority stockholder                              -              1,190,000                       -              1,190,000
      Charge for compensation related to
      stock options                               305,000                      -               1,834,000                      -
                                            -------------          -------------          --------------          -------------
      Total operating expenses                  9,586,000              5,053,000              20,130,000              8,602,000
                                            -------------          -------------          --------------          -------------

Loss from operations                           (6,100,000)            (3,461,000)            (12,089,000)            (4,389,000)
Interest income (expense), net                    370,000                (62,000)             (4,596,000)              (132,000)
Amortization of debt issue costs                        -                      -              (3,096,000)                     -
Other income, net                                       -                  1,000                       -                 10,000
                                            -------------          -------------          --------------          -------------
      Loss before income taxes                 (5,730,000)            (3,522,000)            (19,781,000)            (4,511,000)
Provision for income taxes                              -                      -                   1,000                      -
                                            -------------          -------------          --------------          -------------
      Net loss                                $(5,730,000)           $(3,522,000)           $(19,782,000)          $ (4,511,000)
                                            =============          =============          ==============          =============

Basic and diluted net loss per share               $(0.33)                $(0.37)                 $(1.61)                $(0.47)
                                            =============          =============          ==============          =============
Weighted-average shares outstanding
      used in per share calculation            17,421,644              9,521,211              12,280,553              9,521,211
                                            =============          =============          ==============          =============


        The accompanying notes are an integral part of these statements.

                               US SEARCH.COM INC.

                           STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                    Nine Months Ended September 30,
                                                   ---------------------------------
                                                        1999              1998
                                                   ----------------  ---------------
Cash flows from operating activities:
  Net loss.......................................     $(19,782,000)     $(4,511,000)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
  Depreciation and amortization..................          125,000           89,000
  Provision for doubtful accounts................          146,000          321,000
  Charge for warrants and beneficial conversion
   feature issued to majority stockholder........        4,639,000        1,190,000
  Amortization of unearned compensation..........        1,834,000               --
  Amortization of debt issue costs...............        2,546,000               --
  Related-party charges..........................               --          247,000
  Change in assets and liabilities:
   Accounts receivable...........................         (171,000)        (395,000)
   Accounts payable..............................            7,000        1,902,000
   Accrued liabilities...........................           60,000          176,000
   Prepaid and other.............................       (2,868,000)         (19,000)
                                                      ------------      -----------
Net cash used in operating activities............      (13,464,000)      (1,000,000)
                                                      ------------      -----------
Cash flows from investing activities:
  Purchase of property and equipment.............         (489,000)        (141,000)
                                                      ------------      -----------
Net cash used in investing activities............         (489,000)        (141,000)
                                                      ------------      -----------
Cash flows from financing activities:
  Increase in cash overdrafts....................               --           81,000
  Increase in restricted cash....................       (2,000,000)
  Proceeds from line of credit...................               --        1,100,000
  Repayments of line of credit...................         (372,000)        (776,000)
  Proceeds from third party notes payable........               --          502,000
  Repayments of third party notes payable........         (764,000)        (256,000)
  Advances from related parties..................          200,000          542,000
  Repayments to related parties..................       (2,782,000)         (30,000)
  Repayments of capital lease obligations........          (32,000)         (22,000)
  Proceeds of convertible notes..................        5,500,000               --
 Proceeds of warrant exercise....................        2,752,000               --
 Proceeds of initial public offering.............       36,109,000               --
                                                      ------------      -----------
Net cash provided by financing activities........       38,611,000        1,141,000
                                                      ------------      -----------
Net increase in cash and cash equivalents........       24,658,000               --
Cash at beginning of period......................           99,000               --
                                                      ------------      -----------
Cash at end of period............................     $ 24,757,000   $         --
                                                      ============   ==============
Non-cash investing and financing activities:
  Conversion of notes payable to common stock....     $  5,500,000   $         --

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

  In June 1999 the Company completed its initial public offering and sold 4,500,000 shares of common stock raising net proceeds from the offering of $36,109,000. The Company's shares are now traded on the NASDAQ national market system under the symbol "SRCH".

2. Basis of Presentation:

  These unaudited financial statements and notes prepared in accordance with instructions to Form 10-Q have been condensed and, therefore, do not contain certain information included in the Company's annual financial statements and notes thereto. The unaudited condensed financial statements and notes thereto should be read in conjunction with the Company's annual financial statements and notes thereto.

  The unaudited condensed financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of September 30, 1999, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 1999 and 1998. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

  Stock Split

  In June 1999, the Company authorized a 906.782-for-one stock split pursuant to a stock dividend to its current stockholders which became effective on June 22, 1999. The share information in the accompanying financial statements has been retroactively restated to reflect the effect of the stock split.

  Restricted Cash

  In September 1999, $2,000,000 was pledged as collateral on an outstanding letter of credit relating to a new building lease agreement.

  Net Loss Per Common Share

  Basic net loss per common share is computed using the weighted average number of shares of common stock and diluted net loss per common share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding. Common equivalent shares related to stock options and warrants are excluded from the computation when their effect is antidilutive. As of September 30, 1999 and 1998, the number of stock options and warrants that were antidilutive amounted to 1,777,324 and 453,391, respectively.

                               US SEARCH.COM INC.

3.   Notes Payable:


                                                  September 30,  December 31,
                                                      1999           1998
                                                   (unaudited)
                                                  -------------  -------------
Note payable to Kushner-Locke, payable on
  demand bearing interest at 10% per annum......       $     --    $2,540,000
Note payable to third party, payable July
  1999, bearing interest at 12% per annum.......             --       296,000
Notes payable in equal monthly installments of
  $3,333 comprising principal and interest
  through December 2000 bearing interest at
  12.5% per annum...............................         46,000        70,000
Trade notes payable, due in monthly
  installments by $13,583 comprising principal
  and interest through November 1999 bearing
 interest at 10.0% per annum....................             --       142,000
Trade notes payable, due in blended monthly
  installments through May 2000 bearing
  interest at 10.0% per annum...................             --       186,000
Loan payable to former stockholder/executive
  officer of the Company, due in monthly
  installments through July 2001, non-interest
  bearing.......................................         46,000        68,000
Note payable in equal monthly installments
  through December 2000, bearing interest at
  12.25% per annum..............................         23,000        35,000
Loan payable to executive officer of the
  Company, payable in monthly installments of
  $1,100, non-interest bearing..................             --        42,000

Other trade notes payable, payable through
  2000 bearing interest at 10% per annum........         83,000       165,000
                                                       --------    ----------
    Total notes payable.........................       $198,000    $3,544,000
                                                       ========    ==========
Related-party notes payable:
  Current.......................................       $     --    $2,553,000
  Non-current...................................             --        29,000
Other notes payable:
  Current.......................................        148,000       693,000
  Non-current...................................         50,000       269,000
                                                       --------    ----------
    Total notes payable.........................       $198,000    $3,544,000
                                                       ========    ==========

                               US SEARCH.COM INC.

                                  (unaudited)


  Related-Party Convertible Subordinated Note:

  In January 1999, Kushner-Locke agreed to provide a credit facility up to $5,500,000 of bridge financing to the Company in the form of a convertible subordinated note ("Note"). The Note bore interest at 10% per annum and matured on the earlier of December 31, 1999 or on the date the Company completes a private placement or initial public offering raising gross proceeds of at least $10,000,000. The Note included a 10% origination fee totaling $550,000 payable to Kushner-Locke for providing the credit facility. The origination fee was amortized on a straight line basis over the anticipated term of the Note. Notes payable on demand to Kushner-Locke of $1,200,000 outstanding as of December 31, 1998 were converted to the Note in January 1999. The Note had a beneficial conversion feature ("BCF") since it was convertible at a discount to the deemed fair value of the common stock. Since conversion was at the option of the holder at any time prior to maturity, the value assigned to the BCF is immediately recorded as interest expense at the date of each borrowing. The BCF is calculated using the intrinsic value methodology based on the difference between the deemed fair value of the underlying common stock and the conversion price on the Note of $2.21. The value assigned to the BCF is limited to the amount of each borrowing. For the three and nine-month periods ended September 30, 1999, the Company has recorded $0 and $4,639,000, respectively, as additional interest expense.

  In June 1999, the total amount borrowed by the Company of $5,500,000 under this convertible subordinated note was converted into 2,493,651 shares of common stock.

  In connection with the Note, the Company granted Kushner-Locke warrants to purchase (1) 453,391 shares of common stock at an exercise price of $2.76 per share and (2) 453,391 shares of common stock at an exercise price of $3.31 per share. The deemed fair value of the warrants of $2,546,000 was recorded as additional debt issue costs and was fully amortized over six month period ending June 30, 1999. For the three and nine month periods ended September 30, 1999, total amortization of this debt issue cost were $0 and $2,546,000, respectively. In June 1999, these warrants and the warrants issued in September 1998 to Kushner-Locke were exercised for 1,360,173 shares of common stock.



4. Commitments And Contingencies:

  Strategic Alliance Commitments

  The Company has several cancelable and non-cancelable distribution and marketing agreements with various Internet companies. Terms of these agreements provide for varying levels of exclusivity and minimum and maximum fees payable based on the number of banners, buttons and text links displayed on affiliate web sites. The Company also has committed to purchase television advertising from various media companies. At September 30, 1999, the minimum non-cancelable payments under these agreements are approximately $5,860,000 for the remainder of 1999, $9,661,000 for 2000, $3,920,000 for 2001 and $1,000,000 for 2002.

Purchase Commitments:

  In July 1999, the Company entered into an agreement with a supplier of online public record data pursuant to which the Company has committed to purchase approximately $20 million worth of such data and public record information over a five and one-half year term. The minimum non-cancelable payments under this agreement are $600,000 for the remainder of 1999, $2,700,000 for 2000, $3,600,000 for 2001 and $4,200,000 for 2002-2004.

Lease Agreement

  In September 1999, the Company entered into a five-year lease for a new 52,500 square foot facility located in the Marina Del Rey area of Los Angeles, California. Under the terms of the lease agreement, the Company is committed to make total rental payments of $5.3 million over the term of the lease. Relocation is expected to take place in December 1999.

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

  We generate revenues by performing public record search services for clients. Our services include individual locator, individual public record report, nationwide civil court record search and other related public record search services. Individual locator services provide clients with the address and phone number for individuals, as well as date of birth, date of death, and the city, state and zip code where the death benefits were issued. Our Internet-based "Instant Searches" provide a subset of this information in a completely automated fashion and at a lower price. Individual public record report services provide clients with the first and last name, alias, current and previous address, phone number, vehicle ownership, bankruptcy, property ownership, nationwide civil court record and corporate affiliation information about an individual into a single report. The typical time required to complete a search is one to three days, with "Instant Searches" requiring as little as a few seconds or minutes. We publish the prices for our services directly on our Web site and typically determine a client's manner of payment prior to beginning the search process. Prices for our non-instant searches have ranged from approximately $20 to $140 per search. Prices for "Instant Searches" have ranged from approximately $5 to $20 per search. The prices for our services vary based on the nature and amount of information and whether or not the search is assisted by a search specialist.

  Revenue for our services is recognized when the search results are delivered to the client. The terms of sale do not provide for refunds after search services have been delivered, however, in instances where the clients indicate that the initial search result was unsuccessful, we may perform, at no charge to the client, up to three identical searches during the one year period following the first search. In addition, where clients desire additional information they can request to broaden the scope of their "Instant Searches" and we apply up to 100% of the cost of the client's "Instant Searches" towards the cost of the more comprehensive search. For the nine month period ended September 30, 1999, revenues generated from individual locator and "Instant Searches" accounted for more than 85% of revenues. We expect the revenue contribution of each of our services to change over time, with the introduction of new services, including pre-employment background screening.

  Our cost of services consists primarily of payroll expenses, including commissions paid to sales employees, data acquisition costs, and local and long distance telephone charges associated with providing our services. In addition, we include an allocable portion of facilities, network and technology infrastructure. Our cost of services is likely to increase substantially as we expand infrastructure to support an increase in marketing and sales personnel to address existing and anticipated demand for our services, and in addition, as we obtain access to new data and information sources. We have an agreement with a supplier of online public record data to purchase approximately $20 million worth of such data and public record information over a five and one-half year term. The minimum non-cancelable payments under this agreement are $600,000 for the remainder of 1999, $2.7 million for 2000, $3.6 million for 2001 and $4.2 million for 2002-2004.

  Our operating expenses consist primarily of advertising, marketing, general and administrative expenses. We expect our operating expenses to continue to increase as we attempt to expand our sales and marketing force and hire additional administrative, sales, advertising, financial and accounting personnel. We have signed a lease for new facilities and will be relocating to address our expanding operational and personnel needs. We may incur higher costs and possible disruption to our business as we hire and train new personnel to replace those lost in the relocation of our facility.

  Advertising and marketing expenses constitute the largest portion of our operating expenses. Prior to the introduction of our Internet-based services, advertising consisted primarily of television advertising. With the growth of our Internet-based services, an increasing portion of our advertising expenses consists of Internet-based advertising such as arrangements with Internet search engines and popular Web sites. Production costs associated with such advertising are expensed in the period first aired or displayed to the public. Costs relating to actual airing or display of such advertising are expensed in the quarter the advertising appears. We expect our advertising and marketing expenses to continue increase as we offer new services attempt to expand our US SEARCH brand and build a corporate sales force.

  We have non-cancelable advertising and marketing agreements with several Internet companies. These agreements provide for varying levels of exclusivity and require us to make monthly minimum payments based on the number of impressions displayed on affiliate Web sites. The Company also has committed to purchase television advertising from various media companies. As of September 30, 1999, the minimum non-cancelable payments required under these agreements are approximately $5.9 million for the remainder of 1999, $9.6 million in 2000, $3.9 million in 2001, and $1.0 million in 2002.

  Our general and administrative expenses consist primarily of compensation and related costs for administrative personnel, fees for outside professional advisors and an allocation of our occupancy costs and other overhead costs. Under an administrative services agreement that terminated on June 30, 1999, Kushner-Locke provided human resources services, accounting services and management services, as well as the services of Peter Locke and Donald Kushner. In connection with this agreement, we paid Kushner-Locke a monthly fee of $35,000. We have hired additional human resources, finance and accounting personnel to replace the services provided by Kushner-Locke under this agreement. We expect that costs relating to these replacement personnel will be comparable to the fee charged by Kushner-Locke under this agreement. We expect the trend of increased general and administrative costs to continue as we hire additional sales, marketing and executive personnel to promote new services to corporate and professional clients.

   We incurred significant net losses of approximately $1.4 million in 1996, $399,000 in 1997 and $6.8 million in 1998. For the nine months ended September 30, 1999 we incurred a net loss of $19.8 million. At September 30, 1999, we had an accumulated deficit of approximately $26.6 million. We expect to incur significant additional losses and continued negative cash flow from operations for the foreseeable future.

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

  We also recorded in the first half of 1999 $3.1 million (including a non-cash charge of $2.5 million) relating to warrants issued to Kushner-Locke in January 1999. This charge represents the deemed fair value of the warrants, which is the per share value derived by applying the Black-Scholes option pricing model to our underlying shares of common stock and multiplying that value by the number of shares of common stock issuable upon exercise of the warrants. This charge was amortized over the six months the convertible subordinated note was outstanding.

  During the first three quarters of 1999, we granted certain stock options to employees and non-employee directors and will continue to grant options under the 1998 Stock Incentive Plan and the 1999 Non-Employee Directors' Stock Option Plan. We recorded an unearned deferred compensation expense of approximately $3.2 million, representing the difference between the deemed fair value of our common stock for accounting purposes and the exercise price of such options at the date of grant. This amount is being amortized as follows: approximately $2.1 million in 1999; $735,000 in 2000; $315,000 in 2001; $75,000 in 2002; and $1,000
thereafter.

Results of Operations

Comparison of the Three Months Ended September 30, 1999 to the Three Months Ended September 30, 1998

  Net Revenues. Our net revenues increased to approximately $6.2 million for the three months ended September 30, 1999, or 128%, from approximately $2.7 million for the three months ended September 30, 1998. The increase is primarily attributable to an increase in the number of Internet-based transactions which occurred as a result of increased web site visitor traffic and the introduction of lower-priced "Individual Public Record Reports." The growth in Web site traffic was driven by increased advertising on a greater number of Internet search engines and popular Web sites.

  Gross Profit. Gross profit increased to approximately $3.5 million for the three months ended September 30, 1999, or 119%, from approximately $1.6 million for the three months ended September 30, 1998. Gross profit as a percentage of net revenues were approximately 57% and 59% for the three month periods ended September 30, 1999, and September 30, 1998, respectively. Cost of services increased to approximately $2.7 million for the three months ended September 30, 1999, or 141%, from approximately $1.1 million for the three months ended September 30, 1998. As a percentage of net revenues, cost of services was approximately 43% and 41% for the three month periods ended September 30, 1999 and September 30, 1998, respectively. Data acquisition and fulfillment costs as a percentage of revenues increased due to the introduction of certain lower-priced public record report products. Telephone costs decreased as a percentage of net revenues primarily due to lower volume of 900-number telephone billings. Labor costs decreased as a percentage of net revenues primarily due to the growth in internet-based transactions which do not require the involvement of a sales representative.

  Advertising and Marketing Expenses. Advertising and marketing expenses increased to approximately $7.1 million for the three months ended September 30, 1999, from approximately $2.4 million for the three months ended September 30, 1998. As a percentage of net revenues, advertising and marketing expenses increased to approximately 115% for the three months ended September 30, 1999, from approximately 90% for the three months ended September 30, 1998. This increase is primarily attributable to an increase in the level of Internet-based advertising.

  General and Administrative Expenses. General and administrative expenses increased to approximately $2.2 million for the three months ended September 30, 1999, from approximately $1.4 million for the three months ended September 30, 1998. As a percentage of net revenues, general and administrative expenses increased to approximately 35% for the three months ended September 30, 1999, from approximately 53% for the three months ended September 30, 1998. This increase in general and administrative expenses in absolute dollars is primarily attributable to the cost associated with the hiring of additional management and administrative personnel in 1999.

   Charge relating to issuance of warrants to majority stockholder. These charges were $0 in 1999 and $1.2 in 1998. In September 1998, in consideration of Kushner-Locke's advances to us, provision of administrative services to us and guarantees made by Kushner-Locke on our behalf, we issued Kushner-Locke warrants to purchase 453,391 shares of our common stock at an aggregate exercise price of $5.00. Accordingly, we recorded a charge of approximately $1.2 million in 1998, representing the fair market value of the warrants at the date of grant.

  Charge for compensation related to stock options. During the three month period ended September 30, 1999, approximately $305,000 of compensation expense was recorded in connection with options granted in 1999. We expect to incur a charge of approximately $265,000 for the remainder of 1999, $735,000 for 2000, $315,000 for 2001, $75,000 for 2002 and $1,000 for 2003 in connection with these options.

  Interest Income (Expense). Interest income, net of interest expense increased to $370,000 for the three months ended September 30, 1999 compared to interest expense of $62,000 for the three months ended September 30, 1998. For the three months ended September 30, 1999, interest income was earned on the cash proceeds from the sale of stock in the initial public offering, while no such cash balances were available for investing during the three months ending September 30, 1998.


Comparison of the Nine months ended September 30, 1999 to the Nine months ended September 30, 1998

  Net Revenues. Our net revenues increased to approximately $13.4 million, or 94%, for the nine months ended September 30, 1999 from approximately $6.9 million for the nine months ended September 30, 1998. The increase is primarily attributable to an increase in the number of Internet-based transactions, which occurred as a result of the introduction of lower-priced "Instant Searches" and "Individual Public Record Reports" driven by increased Internet-based advertising on a greater number of Internet search engines and popular Web sites.

  Gross Profit. Gross profit increased to approximately $8.0 million for the nine months ended September 30, 1999 from approximately $4.2 million for the nine months ended September 30, 1998. Gross profit as a percentage of net revenues decreased to approximately 60% for the nine months ended September 30, 1999, from approximately 61% in the nine months ended September 30, 1998. Cost of services increased to approximately $5.4 million for the nine months ended September 30, 1999 from approximately $2.7 million for the nine months ended September 30, 1998. As a percentage of net revenues, cost of services increased to 40% for the nine months ended September 30, 1999 from 39% for the nine months ended September 30, 1998. The increase is primarily attributable to increasing data acquisition costs. These costs grew as a percentage of revenue due to the introduction of lower-priced public record report products. The increase in data acquisition costs was partially offset by lower telephone costs primarily due to a lower volume of 900-number telephone billings.

  Advertising and Marketing Expenses. Our advertising and marketing expenses increased to approximately $13.5 million for the nine months ended September 30, 1999 from $5.0 million for the nine months ended September 30, 1998. As a percentage of net revenues, advertising and marketing expenses increased to approximately 101% for the nine months ended September 30, 1999, from approximately 71% for the nine months ended September 30, 1998. This increase is primarily attributable to the expansion of Internet-based advertising and increased television promotional fee advertisements.

  General and Administrative Expenses. Our general and administrative expenses increased to approximately $4.8 million for nine months ended September 30, 1999 from approximately $2.5 million for the nine months ended September 30, 1998. As a percentage of net revenues, general and administrative expenses were approximately 35% for both the nine months ended September 30, 1999 and the nine months ended September 30, 1998. This increase in absolute dollars is primarily attributable to the 1999 hiring of new management and administrative personnel, and to increased research and development costs, professional fees, and administrative services charges paid to Kushner-Locke.

   Charge relating to issuance of warrants to majority stockholder. These charges were $0 in 1999 and $1.2 in 1998. In September 1998, in consideration of Kushner-Locke's advances to us, provision of administrative services to us and guarantees made by Kushner-Locke on our behalf, we issued Kushner-Locke warrants to purchase 453,391 shares of our common stock at an aggregate exercise price of $5.00. Accordingly, we recorded a charge of approximately $1.2 million in 1998, representing the fair market value of the warrants at the date of grant.

  Charge for Compensation related to stock options. During the nine month period ended September 30, 1999, approximately $1.8 million of compensation expense was recorded in connection with stock options granted in 1999. No options were granted in the corresponding nine month period ended September 30, 1998. We expect to incur a charge of approximately $265,000 for the remainder of 1999, $735,000 for 2000, $315,000 for 2001, $75,000 for 2002 and $1,000 for 2003 in
connection with these options.

  Interest Expense. Our interest expense (net of interest income) increased to $4.6 million for the nine months ended September 30, 1999, from $132,000 for the nine months ended September 30, 1998. Included in interest expense for the nine months ended in September 30, 1999 is approximately $4.6 million relating to the beneficial conversion feature on the convertible subordinated note issued to Kushner-Locke. In addition, the interest expense for the nine months ended September 30, 1999 also includes interest on outstanding short term and long term debt, and other inter-company advances from Kushner-Locke.

  Amortization of debt issue costs. In connection with the convertible subordinated note issued to Kushner-Locke, we granted to Kushner-Locke warrants to purchase 906,782 shares of our common stock. Relating to these warrants we have recorded a non-cash charge of $2.5 million that has been amortized over the six month period that the convertible subordinated note was outstanding. Also, the convertible subordinated note includes an origination fee in the amount of $550,000 payable to Kushner-Locke which was fully amortized in the period.

  We expect that interest expense and debt issue costs for the remainder of 1999 will be substantially lower than the quarter and nine months ended September 30, 1999, due to elimination of amounts relating to warrants, origination fee and the beneficial conversion feature on the convertible subordinated note.

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

Liquidity And Capital Resources

  As of September 30, 1999, cash and cash equivalents have increased to $24.8 million (excluding $2.0 million of restricted cash pledged as collateral in connection with our new building lease) from $99,000 at December 31, 1998 primarily as a result of the proceeds of the initial public offering.

  Cash used in operations increased to $13.5 million for the nine month period ended September 30, 1999 as compared to $1.0 million for the nine month period ended September 30, 1998. This increase is primarily attributable to increased expenditures on Internet-based advertising and increased general and administrative expenses relating to the hiring of executive personnel and the development of information technology infrastructure.

  Cash used in investing activities increased to $489,000 for the nine month period ended September 30, 1999 as compared to $141,000 for the nine months ended September 30, 1998. This increase is primarily attributable to increased purchases of computer hardware and software and other fixtures & equipment.

  Cash provided by financing activities increased to approximately $38.6 million for the nine month period ended September 30, 1999 as compared to $1.1 million for the nine months ended September 30, 1998. We received approximately $36.1 million as the net proceeds of our initial public offering in 1999, $5.5 million under convertible notes issued to Kushner-Locke, and $2.7 million in connection with the exercise of warrants issued to Kushner-Locke. Partially offsetting these amounts was the repayment to Kushner-Locke of $2.7 million of advances from Kushner-Locke, plus interest, repayment of approximately $1.1 million related to our line of credit and other notes payable and the pledging of restricted cash of $2.0 million as collateral for our new building lease.

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

Risks

  The Year 2000 Issue could result in a system failure or miscalculations causing significant disruption of our operations, including, among other things, interruptions in Internet traffic, accessibility of our Web site, delivery of our service, transaction processing or searching, telephone call center operations and other features of our services. It is possible that this disruption will continue for an extended period of time. We depend on information contained primarily in electronic format in databases and computer systems maintained by third parties, including governmental agencies. The disruption of third-party systems or our systems interacting with these third-party systems could prevent us from receiving orders or delivering search results in a timely manner. In addition, we rely on the integration of many systems in aggregating search data from multiple sources. The failure of any of those systems as a result of Year 2000 compliance issues could prevent us from delivering our products and services. Failure of our systems or third-party systems providing information used in our services could materially adversely affect our business, financial condition and results of operations. We have received information from present data suppliers that they are substantially in compliance with the Year 2000 Issue. We have also confirmed Year 2000 compliance with key third party vendors.

Readiness for Year 2000

  We have conducted an evaluation of our internal systems. Our objective is to ensure uninterrupted transition into the Year 2000. The scope of the Year 2000 objective includes: (1) information technology ("IT") such as software and hardware, (2) non-IT systems such as components contained in various safety systems, facilities and utilities, and (3) readiness of key third parties, including suppliers and customers. We have obtained written confirmation of the Year 2000 status of our third party software. We have identified several minor modifications that are necessary to assure Year 2000 compliance of internally developed software. Such modifications are in process and are expected to be complete by November 30, 1999. If we are unable to make the required modifications or conversions in a timely and cost-effective manner or if there is a malfunction in our systems, potential systems interruptions or delays in services may have a material adverse effect on our business, financial condition and results of operations. Further, if we fail to successfully resolve these issues, some or all of our operations may shut-down, which would have a material adverse effect on our business, financial condition and results of operations.

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

Costs

  We estimate that the total cost of implementing and maintaining our Year 2000 compliance program will not exceed $150,000 and most of these expenses will be incurred during 1999. This estimate includes implementation of redundant hardware, software and communications systems. Our costs incurred to date with respect to Year 2000 compliance have not been significant.

Contingency Plans

  We are currently developing contingency plans to be implemented as part of our efforts to identify and correct Year 2000 problems with our internal and Internet-based systems. We substantially completed our plan and we are addressing various problems, including disruptions to our Web-servers and telephone service to our call center, significant interruption of data flow between us and third party data providers, and failures associated with internal systems. The contingency plans emphasize the identification and accessibility of additional data sources for our services.

  We have incorporated the utilization of (1) additional data sources, (2) manual procedures for order processing and delivery of search results (3) standby equipment and accelerated availability of replacement parts, and (4) increased staffing levels for resolution of information technology issues and to manually process orders. Failure to implement any of these plans, if and when necessary, may have a material adverse effect on our business, financial condition and results of operations.

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

We have incurred significant net losses and we may never achieve profitability

  We incurred significant net losses of approximately $1.4 million in 1996, $399,000 in 1997 and $6.8 million in 1998. For the nine months ended September 30, 1999, we incurred a net loss of $19.8 million. As of September 30, 1999, we had an accumulated deficit of approximately $26.6 million. We expect to incur significant additional losses and continued negative cash flow from operations for the foreseeable future. We may never achieve profitability.

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

 . delays and costs associated with unsuccessful service introductions:

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

Our business and financial performance may suffer if we are unsuccessful in expanding our service offerings

  Our strategy includes expanding the market awareness of our existing services. We intend to offer a greater number of new searches available through our Web site and to develop and promote service offerings to address the needs of corporate and professional clients. We have very limited experience in providing services to corporate and professional clients. Attracting these clients will require us to hire new sales and marketing personnel and spend money to develop and promote these new services. We may fail in our efforts to provide these new services in a timely and cost-effective manner. If individual or corporate clients are unwilling to pay for the aggregation of public record information, or if the market for our services fails to develop or develops more slowly than anticipated, our business and prospects will be materially adversely affected. Implementing these measures will substantially increase our operating expenses and will place considerable strain on our existing management and operational resources. We will incur a substantial portion of these expenses before we achieve any meaningful revenues or market acceptance of new services. Our new services may not achieve a sustainable level of market acceptance or ever become profitable. If a new service is unsuccessful, our reputation and brand position may be damaged and this may make it more difficult to sell our existing services. A significant amount of our future growth depends on our ability to offer these new services.

We depend on a limited number of service offerings for a significant portion of our revenues

  We have historically derived a substantial portion of our revenues from a small number of service offerings, particularly our individual locator and "Instant Searches" services. In the nine months ended September 30, 1999, our individual locator and "Instant Searches" services accounted for over 85% of our revenue. If we are unable to continue to offer these services or if our costs of providing these services increase such that we can no longer offer these services at competitive prices, our business and results of operations may be materially adversely affected.

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

We depend on our marketing agreements with Internet companies

  An important element of our current business strategy is to maintain relationships with an increasing number of Internet search engines and popular Web sites for advertising and to direct and attract traffic to our Web site. Advertising on the Internet is expensive, new and evolving. The effectiveness of Internet-based advertising is not clear. Under our marketing and advertising agreements, we are typically required to make payments in advance of running ads on a Web site. Internet companies display our text, banner or logo, often referred to as "impressions," on their Web sites. These impressions may not lead to sales of our services, and our payment is required whether or not the advertising was effective. We may not be able to maintain our existing marketing relationships with other Internet companies. We may also be unable to enter into new marketing relationships with Internet companies, which generate adequate returns to offset related costs. Internet-based advertising expenses comprised over 46% of our total operating expenses for the nine month period ended September 30, 1999. We currently anticipate that these expenses will continue to constitute a significant portion of our total operating expenses in future periods. Due to our limited operating experience, we are unable to accurately forecast the revenues these agreements will generate. Any termination of existing agreements or failure to enter into new agreements with Internet companies on terms favorable to us, could have a material adverse effect on our business, financial condition and results of operations.

Our access to key Internet advertising depends on marketing agreements between other Internet companies that are beyond our control

  Advertising arrangements with one Internet company may provide us access to another company's Web site. For example, our arrangement with Infospace provides us with advertising within the white page directories of the AOL and Netcenter Web sites, independent of any agreements with AOL or Netcenter. Our advertising on these Web sites depends on the continued relationship Infospace has with companies such as AOL and Netcenter. If this relationship is terminated for any reason and if we are either unable to enter into an agreement with these companies or unable to enter into an agreement with another company that has an agreement providing access to AOL and/or Netcenter, our advertising will no longer appear on their Web sites. This could significantly reduce our advertising reach and, consequently, lower the number of potential clients visiting our Web site which could in turn materially adversely affect our business, financial condition and results of operations.

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

If we are unable to expand and improve our infrastructure, facilities, and operational capacity, we will be unable to grow and our business and our financial condition will suffer

  The recent growth of our business has placed significant strain on our communication and networking infrastructure and existing facility. From time to time, demand for our services following television or Internet-based advertising has exceeded our infrastructure and operational capacity. Clients may experience delays during times when demand for our services exceeds our operational capacity. These instances are independent of any service interruptions related to disruption of our Web site or other systems. For example, we have in the past experienced longer response times to client telephone calls during periods of high calling volume because we lacked adequate capacity through our telephone systems and operations and support personnel to handle the increased number of calls. Similarly, we have experienced slower Web site response times during periods of high traffic because our Internet servers lacked adequate capacity. If these events occur again, we may lose clients and our reputation may be damaged. This growth has also increased the demands on our management team and technical, sales and operational resources. We anticipate that continued growth will require us to implement and improve our operational, financial and management information systems. In addition, we will need to invest in new and expanded computer, telecommunication and information systems that better address our existing capacity constraints. We have executed a lease agreement and will be relocating to a larger facility that will better address our operational and personnel needs. As we offer new services and pursue corporate and professional markets, we will also need to increase our executive and sales and support personnel. Our business and results of operations will be adversely affected if we are unable to expand and continually improve our infrastructure.

We face competition from many sources

  The market in which we operate is highly competitive and highly fragmented. Currently, our competition falls into four categories:

 . free individual locator and information services, including services offered by Internet search engines, telephone companies and other third parties who publish free printed or electronic directories;

 . fee-based Internet search services offering comparable services, such as KnowX.com, which, during the quarter ending September 30, 1999 was acquired by DBT Online, our primary data supplier; firms offering more comprehensive public record information, such as LEXIS- NEXIS, a division of Reed Elsevier Inc., The Dun & Bradstreet Corporation, Reuters Limited, Avert, Inc. and ChoicePoint, Inc.; and

 .  local, regional and national private investigation firms, such as Kroll-
   O'Gara Company, Pinkerton, the Proudfoot Reports Division of ASI Solutions, Inc., and a significant number of companies operating on either a national scale or a local or regional basis.

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

We may be unable to respond to the competitive efforts of other companies

  Many of our competitors have greater financial and marketing resources than we do and may have significant competitive advantages through other lines of business, their existing client base and other business relationships. These competitors and other potential competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote more resources to developing public record search services for individual or corporate clients than we are willing or able to accomplish. Our competitors or potential competitors may develop services that are superior be able to successfully compete against our current or future competitors with respect to any of these factors. As a response to changes in the competitive environment, we may make pricing, service or marketing decisions such as reducing our prices or increasing our advertising, all of which may affect our operating results. If we are unsuccessful in responding to our competitors, our business, financial condition and results of operations will be materially adversely affected.

We are dependent on a limited number of third party database and other information suppliers for information used in our services

  We obtain data used in our services from a limited number of third party suppliers. Some of these suppliers offer services that may compete with ours. Our primary data supplier, DBT Online, recently acquired Know-X.com, which provides fee-based internet search services comparable to some of our service offerings. If our current suppliers raise their prices, or if, due to limitations or restrictions placed on a supplier by government regulations or its own contractual arrangements, or for other reasons, the information they provide becomes unavailable or unreliable, we may need to find alternative sources of information. The time it takes to identify and contract with suitable alternative data suppliers, as well as integrate these data sources into our service offerings, could cause service disruptions, increased costs and reduced quality of our services. Additionally, costs of obtaining data that may be necessary in our new service offerings, such as criminal record searches, could be significantly higher, on a per transaction basis, than our current information costs. Termination of existing agreements, or, failure after termination, to enter into new agreements with third party suppliers on terms favorable to us, could have a material adverse effect on our business, financial condition and results of operations. Additionally, failure to obtain the data and information necessary for our intended service offerings at commercially reasonable costs or at all could prevent us from offering these new services and our business, financial condition and results of operations could be materially adversely affected.

We may be subject to federal and state laws relating to the use of personal information and privacy rights

  Many privacy and consumer advocates and federal regulators have become increasingly concerned with the use of personal information, particularly consumer credit reports. We do not currently provide such credit reports, but we have recently incorporated a subsidiary, US SEARCH Screening Services, Inc., that plans to offer them with the pre-employment screening services conducted in compliance with the Fair Credit Reporting Act. However, for certain qualified business customers, we use the social security numbers of individuals to search various databases, including those of consumer credit reporting agencies. For example, we search the "header" information contained in various consumer credit reporting agencies' databases to find, among other items, current and previous addresses, social security numbers used by an individual, or possible other names (such as maiden names, married names, etc.). "Header" information consists of such information as the name, social security number, date of birth, and current and previous addresses on a consumer credit report. We also search these databases to determine if a customer's social security number is being used by any other party. Attempts have been made and can be expected to continue to be made by various federal regulators and organized groups to adopt new or additional federal and state legislation to regulate the use of personal information. If federal and/or state laws are amended or enacted in the future relating to access and use of personal information, in particular, and privacy and civil rights, in general, there could be a material adverse effect on our business and results of operations.

Item 3. Quantitative and qualitative disclosures about market risk

  US SEARCH has not used derivative financial instruments in its investment portfolio. US SEARCH invests its excess cash in debt instruments (either directly or through money market or mutual funds) of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issuer. US SEARCH protects and preserves its invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, US SEARCH's future investment income may fall short of expectations due to changes in interest rates, or US SEARCH may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. US SEARCH's total liabilities as of September 30, 1999 consist primarily of notes payable and accounts payable which have fixed interest rates and were not subject to any significant market risk.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 2.   Changes in Securities and Use of Proceeds

None

Item 3.   Defaults upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders.

None

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit No.             Description
-----------             -----------


3.1*            Certificate of Incorporation
3.1.1*          Certificate of Amendment of Certificate of Incorporation, dated
                May 12, 1999, changing corporate name to US SEARCH.com Inc.
4.1*            Form of Common Stock Certificate
10.1**+         Data Processing Service Agreement dated July 1, 1999 between DBT
                Online, Inc. and US SEARCH.com Inc.
10.2            Lease Agreement dated September 9, 1999 between US SEARCH.com
                Inc. and The Mortensen Trust
27.1            Financial Data Schedule


* Filed with the Company's Registration Statement on Form S-1, File No. 333-76099, declared effective on June 24, 1999, incorporated herein by reference.
**  Filed with the Company's Quarterly Report on Form 10-Q for the period ending June 30, 1999, incorporated herein by reference.
+   Confidentiality granted with respect to certain portions

(b) Reports on Form 8-K:

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     US SEARCH.COM INC.
                       (Registrant)


Date:  November 15, 1999  /s/ WILLIAM G. LANGLEY
                          ----------------------

                          William G. Langley
                          Vice President, Chief Financial Officer
                          (Principal Financial Officer)



Date:  November 15, 1999  /s/ ALAN S. MAZURSKY
                          --------------------

                          Alan S. Mazursky
                          Vice President, Finance
                          (Principal Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit No.             Description
-----------             -----------


3.1*            Certificate of Incorporation
3.1.1*          Certificate of Amendment of Certificate of Incorporation, dated
                May 12, 1999, changing corporate name to US SEARCH.com Inc.
4.1*            Form of Common Stock Certificate
10.1**+         Data Processing Service Agreement dated July 1, 1999 between DBT
                Online, Inc. and US SEARCH.com Inc.
10.2            Lease Agreement dated September 9, 1999 between US SEARCH.com
                Inc. and The Mortensen Trust
27.1            Financial Data Schedule


* Filed with the Company's Registration Statement on Form S-1, File No. 333-76099, declared effective on June 24, 1999, incorporated herein by reference.
**  Filed with the Company's Quarterly Report on Form 10-Q for the period ending June 30, 1999, incorporated herein by reference.
+   Confidentiality granted with respect to certain portions