Form 10-K
period 1999-12-31
US SEARCH CORP COM
filed 2000-03-30
CIK 1083087

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the fiscal year ended December 31, 1999         Commission File No. 0-26149


                              US SEARCH.COM INC.
            (Exact name of registrant as specified in its charter)


                  Delaware                           95-4504143

     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)            Identification Number)

                 5401 Beethoven Street, Los Angeles, CA 90066
              (Address of principal executive offices) (Zip Code)

                                (310) 302-6300
              Registrant's telephone number, including area code


          Securities registered pursuant to Section 12(b) of the Act:
                                     None


          Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock, par value $0.001 per share



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No ___
                                      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ______


The aggregate market value based on the closing price of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $37,200,000 as of March 27, 2000.

There were 17,601,644 shares of outstanding Common Stock of the Registrant as of March 27, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A not later than 120 days after the end of the Registrant's fiscal year (December 31, 1999) are incorporated by reference in Part III Items 10, 11, 12 and 13 and Part IV of this Form 10-K.


================================================================================

                                     INDEX

Part I                                                                                                             Page Number
------                                                                                                             -----------
Item 1:           Business                                                                                          2

Item 2:           Properties                                                                                       22

Item 3:           Legal Proceedings                                                                                22

Item 4:           Submission of Matters to a Vote of Security Holders                                              22


Part II
-------

Item 5:           Market for Registrant's Common Equity and Related Stockholder Matters                            23

Item 6:           Selected Financial Data                                                                          24

Item 7:           Management's Discussion and Analysis of Financial Condition and Results of Operations            26

Item 7A:          Quantitative and Qualitative Disclosures About Market Risk                                       34

Item 8:           Financial Statements and Supplementary Data                                                      34

Item 9:           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure             34


Part III
--------

Item 10:          Directors and Executive Officers of the Registrant                                               35

Item 11:          Executive Compensation                                                                           35

Item 12:          Security Ownership of Certain Beneficial Owners and Management                                   35

Item 13:          Certain Relationships and Related Transactions                                                   35


Part IV
-------

Item 14:          Exhibits, Financial Statement Schedules and Reports on Form 8-K                                  36

                                    PART I


Item 1. Business

THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON OUR CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY'S BUSINESS, MANAGEMENT'S BELIEFS AND ASSUMPTIONS MADE BY MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," "LIKELY, "VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS AND OUTCOMES MAY DIFFER MATERIALLY FROM WHAT IS EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE THOSE SET FORTH BELOW UNDER "FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION" AND OUR OTHER PUBLIC FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. WE UNDERTAKE NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.


Overview

         US SEARCH provides individual, corporate and professional clients with a single, comprehensive access point to a broad range of individual reference services and background screening services. Individual reference services include personal identifying information about individuals that can be used to identify, locate or verify the identity and background of an individual. Our services can be accessed through our Web site, USSEARCH.com, or by calling our toll free telephone number, 1-800-USSEARCH. Using our services, clients can obtain addresses, aliases, listed telephone numbers, property ownership, court records and judgments, criminal convictions, corporate affiliations and death record information, among other things.

         All of our searches are performed by electronically accessing various information databases. We aggregate the requested information and deliver the search results via e-mail, facsimile or United States mail, at the customer's direction. A growing number of searches can be conducted directly by clients via our Web site. For example, our Internet-based "Instant Searches" are processed online, in a completely automated fashion, and the results are often delivered in as little as a few seconds or minutes. For more complex searches, we also provide additional services, including assisted searches, both online and through our toll free telephone number. Search results can be delivered through our Web site, by e-mail, telephone, facsimile or mail. We continually evaluate our database and other information sources to ensure that we make available the most timely, accurate and comprehensive data and information to our clients.

Industry Background

     The Fragmented Nature of Individual Reference Services

         A considerable amount of information can be accessed with respect to every individual as permitted by law. This information includes names and addresses, aliases, nationwide court records, property ownership, bankruptcies, criminal records, associates, etc. However, the sources of this information are often fragmented, and geographically dispersed. In addition, the reliability of this information and the data provided by multiple sources may not be consistent. In this environment, individuals, businesses and government agencies who wish to access individual reference services are faced with the time-consuming, costly and difficult task of gathering data from numerous locations and sources. Even after gathering the data, consumers and businesses may not be able to adequately verify the information and organize it into a useful format.


         While services and technologies have developed to enable remote access to individual reference services, there generally has been no single, comprehensive access point for the multitude of information available about individuals.

Other sources, including credit reporting services and other database services, make available only limited types of information for specific purposes, such as verifying individual credit records. More comprehensive search and background check services are available through private investigation firms, but they are typically too detailed and expensive to permit general use by the public and small business.

Highly Mobile Society

         In addition, our society is highly mobile and constantly changing: people are moving, getting married or divorced, changing jobs, changing names, acquiring and disposing of assets and interacting with different private and public entities for personal, professional and commercial reasons. These population and market dynamics often make it very difficult to maintain contact with friends, relatives and others and to verify individual background and reference information for important business, personal or other purposes. According to research published by the U.S. Department of Commerce's Census Bureau, between March 1997 and March 1998, about 42.5 million Americans, 16% of the population, moved. In addition, according to research published by the Bureau of National Affairs, the average monthly employee turnover rate for 1999 was approximately 1.2% of the U.S. work force. Moreover, according to the U.S. Bureau of Labor Statistics, in February 1998, the average worker in the U.S. had been with their current employer for only 3.6 years. According to the U.S. Bureau of Labor Statistics, approximately 24 million individuals re-entered the United States work force in 1999.

     The Individual Reference Service Industry

         The individual reference service industry plays an important role in our highly mobile society--helping consumers, businesses and government agencies find people, verify identities and otherwise obtain useful information about individuals that may assist in decision-making processes. Individual reference services provide clients with access to databases containing information obtained from various fragmented, geographically dispersed sources, including
(1) records that government agencies have made available for public inspection;
(2) publicly available information from non-governmental sources, such as telephone directories and newspaper reports; and (3) to a lesser extent, proprietary or non-public sources, such as survey data, other self-reported information, or credit header data (the non-financial identifying information at the top of a credit report).

     Growth of the Internet and Electronic Commerce

         The growth of the Internet has fueled electronic commerce. A report generated by International Data Corporation ("IDC"), a third-party market research firm, estimates that the number of users worldwide who make purchases over the web will grow from an estimated 31 million at the end of 1998 to an estimated 183 million in 2003. Several factors have fueled the growth of the Internet and its increased use by businesses and consumers as a vehicle for commerce, including:

  . the large and growing number of personal computers in the workplace and home, both domestic and international;

  .  the continued improvements in network infrastructure and capacity;

  .  the easy, low-cost access to the Internet and new navigation capabilities;

  . the proliferation of online content and the development of specialized online services; and

  . the growing acceptance and awareness of the Internet among consumer and business users.

         The growth of the Internet as a global medium for communication and information exchange has driven demand for content and services which can be accessed and delivered online. In particular, the Internet provides the ability to efficiently and rapidly search, access and manipulate information from a wide variety of sources regardless of their location. Through electronic commerce, these information services can be accessed and delivered online quickly, easily and inexpensively.

         Growing acceptance of electronic commerce has enabled businesses to offer their products and services to a global audience and develop one-to-one relationships with businesses and consumers without having to make significant investments in traditional infrastructure such as retail outlets, distribution channels and sales personnel. Technological advances that enable secure online transactions have also facilitated an increase in electronic commerce. In addition, businesses and consumers can access a broader selection of goods, efficiently compare goods and make informed purchasing decisions. Consumers and business users also benefit from the increased convenience of purchasing goods and services from anywhere at anytime using their personal computers or mobile and wireless devices.

         As a result, the volume of business transacted on the Internet is increasing substantially. IDC estimates that the total value of goods and services purchased over the Internet worldwide will grow to over $1 trillion per year. IDC also estimates that business to consumer commerce on the Internet will increase from approximately $11 billion in 1998 to approximately $94 billion in 2002. Business to business commerce on the Internet is expected to grow from approximately $21 billion in 1998 to approximately $332 billion in 2002.

         The use of the Internet for recruiting employees is also growing rapidly. According to the Internet Business Network, the electronic recruiting industry in the United States is expected to grow from $4 billion in 1998 to over $28 billion by 2005. In addition, issues such as workplace violence make pre-employment screening an increasingly important step in the recruiting process for many employers.

         The fragmented nature of individual reference data sources, the highly mobile nature of our society and the growth of the Internet and electronic commerce has created a significant opportunity for companies, including those within the individual reference services industry, who are capable of offering this content through the Internet. Using the Internet, decision-making information can be gathered and delivered without the need for time consuming and expensive searches by the client. Without these services, individuals would typically be required to locate and visit multiple government offices or other data sources and become acquainted with varying methods of categorization, access and retrieval.

Benefits of US SEARCH Services

     US SEARCH provides individual, corporate and professional clients with a single, comprehensive access point to a broad range of individual reference services and background screening services. Our services can be accessed through our Web site, USSEARCH.com, or by calling our toll free telephone number, 1-800-USSEARCH. We perform searches by electronically accessing multiple, geographically-dispersed databases, aggregating the requested information, and then delivering the search results in a user-friendly format, often within seconds or minutes. Search results can be delivered by e-mail, telephone, facsimile or mail. Most of our searches are highly automated. A growing number of searches can be conducted instantly by our clients online via our Web site. We also provide our clients with additional services, such as assisted searches, both online or through our toll free telephone number. We continually evaluate our database and other information sources to ensure that we make available timely, accurate and comprehensive individual reference and background information to our clients. Key benefits of our services include:

 . Single Access Point to Broad Range of Information Services. We provide corporate, professional and consumer clients with a single, comprehensive access point to a broad range of individual reference information. Through our Web site and toll free telephone number, clients can obtain addresses, aliases, phone numbers, property ownership, court records and judgments, corporate affiliations, and death information. In addition, we have entered into and intend to continue to pursue arrangements where our individual reference and background screening services are integrated into the web sites of other providers of business services.

  . Corporate and Professional Service Offerings. Our information and search services for corporate and professional clients currently include individual locator, individual profile report, search services, pre-employment and background screening. We offer these services primarily to corporate and professional organizations, such as attorneys and law firms, nationwide retailers, insurance companies, health care providers, colleges and universities, medical researchers and lodging and transportation companies. In addition, we have established a corporate sales force to increase the marketing of our services to prospective professional and corporate clients and to address the specific needs of each corporate and professional client.

  . Expanding Range of Online Search Services. Our online searches provide clients with convenient, effective and inexpensive access to information about individuals. Online searches access databases electronically and can be performed quickly and effectively by the client on our Web site. In the case of our Internet-based "Instant Searches," which include individual locator, first name only, national death record searches, court record, civil judgment, and bankruptcy searches, the search request is processed online, in a completely automated fashion, and the results are often delivered in as little as a few seconds or minutes. Our online searches currently include "Instant Searches," individual locator, individual profile report, anti-fraud identification verification, nationwide court records, employment screening, real property searches, and criminal convictions. We intend to increase the number of online searches, including the number of "Instant Searches," available to our clients.

  . Growing Access to Information Sources. We electronically access and aggregate data from multiple, geographically-dispersed databases and other information sources. These data sources provide us with access to a wide variety of information about individuals such as aliases, bankruptcies, past and current addresses and telephone numbers, property ownership, court judgments and criminal convictions. We continually evaluate our information sources to ensure that we have access to the most timely, accurate and comprehensive information.

  . Additional Services. We provide additional services through our search specialists for more complex and in-depth information search requests. We are often able to fulfill a client's search request based on very minimal client input information, such as a first and last name or a date of birth. We provide both pre-and post-sales support via e-mail, and telephone-based client services and search consultations, 24 hours a day, seven days a week. Our search specialists are trained to perform searches, help clients define search criteria, refine the search process to produce useful results for clients, and assist clients in understanding the search results. We provide services to business clients with a separate sales and customer service staff and in many cases an upgraded range of services as permitted by law.

US SEARCH Strategy

  Our objective is to be the leading provider of individual reference and background information services on the Internet to corporate, professional and consumer clients. To accomplish these objectives, we plan to:

  Establish relationships with key professional and corporate partners. To increase the market acceptance of our services and to more effectively market our services to corporate and professional clients, we have established co-marketing agreements with companies and intend to continue to develop and establish relationships with key partners and enter into additional co-marketing programs. Our intent is that these partners will incorporate our services into their products and services intended for the corporate and professional markets. For example, in the market for pre-employment background screening services, we have established a relationship with Net Hot Development, Inc. which provides recruiting management and human resources software and related solutions.

  Strengthen the US SEARCH Brand. We began marketing our services under our 1-800 US SEARCH brand. We intend to strengthen our brand position through continued extensive advertising, emphasizing on our USSEARCH.com Web site and promotion of additional information and search services under the US SEARCH brand. We also intend to combine increasing Internet-based advertising and Internet marketing agreements with strategically placed television advertising to attract a greater number of users to our Web site and to allocate the delivery of advertising contracted impressions to pages which attract corporate and professional users.

  Leverage Efficiencies of the Internet. We are committed to offering a greater number of Internet-based "Instant Searches" and expanding the type and nature of information that can be accessed through our Web site. To do this, we intend to increase the use and accessibility of our Web site and enhance our technology infrastructure to accommodate electronic access to additional information sources, increase the speed and automation of search and delivery processes, and improve our user interface, navigation and transaction processing.

   Expand Range of Service Offerings. We regularly evaluate potential service offerings and will promote new services to our clients. To do this, we plan to continue to gain access to additional third party content and database information and enter into marketing agreements with Application Service Providers and other providers of web-and intranet-based business services and other popular Web sites to offer integrated search services to clients. We intend to monitor the market acceptance of new service offerings and combine complementary services to encourage multiple searches by the same client. We also intend to evaluate the acquisition of companies that offer such business to business services.

         USSEARCH provides clients with a single, comprehensive access point to a broad range of reference information about individuals. The fees for our services range from $10.00 to $500.00 per transaction based on the nature and amount of information gathered and whether or not the search is assisted by one of our search specialists. We believe that by providing a broad range of services at multiple price points, we promote increased use of our services and offer a better value than alternative sources. We have expanded our service offerings to include pre-employment background screening and other services for corporate and professional clients and government agencies.

   The table below illustrates our current service offerings. Prices for our services vary based on the nature and amount of information gathered and whether or not the search is assisted by a search specialist.

Name of Search Service            Typical Selling Prices          Type of Search Results
--------------------------------- ------------------------------- --------------------------------
"Instant Searches"...............

                                  $10 for first search               First and last name,
  -last name only search          $ 5 for additional searches        addresses


  -first name only search         $14.95 for first search            First and last name,
                                  $ 2.50 for additional searches     addresses

  -national death records search  $12.00                             First and last name, date
                                                                     of birth, date of death,
                                                                     city, state and zip code
                                                                     where the death benefits
                                                                     were issued

 Individual Locator Search....... $19.95-$69.95                      Address and telephone
                                                                     number of the person,
                                                                     date of birth*, date of
                                                                     death* and the city,
                                                                     state and zip code where
                                                                     the death benefits were
                                                                     issued*
                                                                     (* Based on package)

 Individual Profile Report.......$39.95-$139.95                      First and last name,
                                                                     aliases, current and
                                                                     previous addresses,
                                                                     telephone numbers,
                                                                     bankruptcies, property
                                                                     ownership, nationwide
                                                                     court records, and

 Anti-Fraud Identification Verification.. $50.00-$69.95              Addresses associated
                                                                     with the social security
                                                                     number, telephone
                                                                     number, date of birth,
                                                                     any known aliases, and
                                                                     name variations of the
                                                                     social security number,
                                                                     and the state and year
                                                                     the social security
                                                                     number was issued

 Nationwide Court Records Search......... $20.00                     Pending and past
                                                                     lawsuits, civil
                                                                     judgments, foreclosures,
                                                                     property and tax liens,
                                                                     and unlawful detainers

Employment Screening......................$69.95-$149.95             First and last name,
                                                                     aliases, date of birth,
                                                                     social security number,
                                                                     current a previous
                                                                     address, criminal
                                                                     records, employment
                                                                     verification, driver's
                                                                     license history* civil
                                                                     records search*,
                                                                     education verification,*
                                                                     property records*,
                                                                     vehicle ownership*,
                                                                     bankruptcies*, liens*,
                                                                     Judgments*, (* Based
                                                                     on package)

Criminal Records Search...............    $20.00-$39.95              Misdemeanor and felony
                                                                     convictions in most
                                                                     counties in the U.S.

   Instant Searches. To conduct an "Instant Search," the client enters available information into appropriate fields on our Web site. Searches are performed automatically and results are delivered via email, often in a matter of seconds or minutes. If a client desires additional information, the client can then request a more comprehensive search service which may include using a search specialist to assist in completing the search request. We apply up to a portion of the cost of the "Instant Searches" purchased online by the client towards the cost of the more comprehensive search.

   Individual Locator. This service is targeted at individual, corporate and professional clients interested in locating missing individuals such as long-lost friends, family, former employees, or business contacts. Corporate and professional organizations may also wish to locate a large number of members in connection with class reunions, corporate gatherings or fundraising efforts. We can search public records and publicly available data to find the person, with as little as a person's name, date of birth or last known address.

   Individual Profile Reports. Individual or corporate clients can order a search to verify information about a person and determine whether there is any material information about a person's history that has not been disclosed. This service provides a simple individual profile report at an affordable, cost-effective price. Using this service, a client will receive information about a person's previous addresses, lawsuits, judgments, UCC filings, property ownership and corporate affiliations. We believe that the individual profile report can provide valuable decision support to corporate and professional clients. The data sources for this report include public records, publicly available data and certain non-public records.

   Anti-Fraud Identification Verification. This service allows clients to search for evidence of anyone using their social security number or assuming their identity for fraudulent purposes. One of the major causes of credit card fraud is the unlawful use of a person's social security number to gain credit. The person whose identity was used typically suffers the expense of time and money trying to remove the information from his or her credit reports. Our service allows for early detection of this activity, avoiding time consuming and costly resolution. The client is provided with addresses associated with their social security number for the past 7-10 years, the telephone number, date of birth, known aliases, and name variations of the social security number, and the state and year the social security number was issued.

   Nationwide Court Records Search. This service allows clients to search court records across all 50 states to determine if an individual has filed any lawsuits, had lawsuits filed against them, obtained a civil judgment, had a civil judgment filed against them, had property or tax liens against them, had any foreclosures, or had any unlawful detainers filed against them.

   Employment Screening. This service allows corporate clients to order individual and packaged services for purposes permissible under FCRA guidelines. Employers utilize this service to make hiring decisions and to reduce overall risk in the work place. Current product offerings include name, address and social security number verification; employment verification; education verification; criminal convictions; civil judgments; professional licensing verification and driver's license history.

   Criminal Records Search. Criminal record searches are available on a county-by-county basis in all 50 states. Our service provides felony and misdemeanor criminal convictions for up to 7 to 10 years.

Using US SEARCH Services

   Accessing US SEARCH services is quick, easy and inexpensive. Clients can access our services through our Web site, USSEARCH.com. If desired, customers can also contact sales personnel using our toll free telephone number, 1-800- US SEARCH. Our services are available 24 hours a day, seven days a week.

   USSEARCH.com Web Site. Clients can access our Web site directly or can click through via our advertising on the following Internet search engines and popular Web sites: AOL.com, MSN.com, Excite.com, InfoSpace.com, Lycos.com, Snap.com, Go/Infoseek.com, WhoWhere.com, Tripod.com, Yahoo.com, Bigfoot.com and Angelfire.com. From our Web site, a client can choose from one of our completely automated "Instant Searches" or from several different types of assisted searches, including (1) individual locator; (2) individual profile reports; (3) employment background screening; (4) anti- fraud identification verification; or
(5) court records including criminal convictions. Once a search is selected, a client will be prompted to fill in specific information, such as the full name, birth date, or last known address of the individual about whom the information is requested. In some cases, a search can be performed with as little as a person's first name. Prior to processing the search request, the client must complete an order form and provide us with the client's credit card information. In the case of employment background screening, additional forms are required to achieve full FCRA compliance.

   In the case of our Internet-based "Instant Searches," the search request is processed online, and the results are often delivered in as little as a few seconds or minutes. In the case of our partially-automated searches, the request is forwarded to one of our search specialists for fulfillment. Based on the information provided, our search specialists search, aggregate, cross- reference and verify data from multiple, dispersed databases in order to find the most useful results for the client. Our computer system then assembles the results into a pre-formatted template. After review, the completed report is delivered to the client by email, facsimile or mail. It is our long-term strategy to offer an increasing number of automated search services and expand the type and nature of information that may be accessed online through our Web site.

   US SEARCH Telephone Services. Through our toll free telephone number, 1-800-USSEARCH, we provide additional search services for more complex and in-depth search requests. Our operations and support center has trained search specialists and customer service agents available 24 hours a day, seven days a week. We train our search specialists and customer service representatives to offer solutions that best address the clients' search requests and information needs. We believe that access to our toll free telephone number increases the ease and convenience of our services and allows for a greater range of available services, delivery methods, and payment options.

   Information Database Sources. We have direct and indirect electronic access to a broad range of individual reference service databases and other information sources such as CSRA/Ameridex, Due Diligence, Accurate Background Checks, and DBT Online. These suppliers, directly and indirectly, provide us with quick access to a wide variety of information such as aliases, bankruptcies, property ownership, past and current addresses, address profiles, current and previous listed telephone numbers, judgments, personal and real property information, criminal convictions, corporate affiliation information, UCC filings, and certain professional licenses. We maintain open accounts with our data providers and pay fees per inquiry. Our primary supplier, DBT Online, is the parent company of Know-X.com, and has recently announced that it will merge with ChoicePoint, Inc. Know-X.com and ChoicePoint are competitors of ours.

   We continually evaluate our information database sources both to ensure that we have access to the most timely, cost- effective, accurate and comprehensive data, and to expand the number of automated searches offered to our clients. If we determine that a particular information database source is inadequate or it otherwise becomes unavailable, we believe we can switch to an alternative data source with some increase in cost and without significant delay.

Marketing and Brand Awareness

         We market our services through a combination of Internet and television advertising featuring our US SEARCH.com brand. We intend to continue to strengthen our US SEARCH.com brand through Internet advertising programs that are more efficient, plus continued strategically-placed television advertising, public relations programs and the extension of our brand to cover a widening product line of information services. In order to further expand our corporate and professional business, we plan to target an increasing portion of our marketing and advertising programs and related expenditures toward business and professional clients rather than consumers.

         Marketing to Corporate and Professional Clients. We have established a corporate sales force and a team of research specialists to promote and increase the marketing of our services to prospective professional and corporate clients and to address the specific needs of each corporate and professional client. We also offer corporate accounts with volume discounts to promote and market our services. In addition, we work closely with corporate and professional clients to better understand their information and search needs, and we have leveraged our existing database information to create search services tailored to those needs. For example, in November 1999, we began offering pre-employment background screening services to corporate and professional clients, allowing these clients to conduct background screening information searches in connection with hiring and other employment decisions. In addition, we expect to design customized Web pages with specific search criteria tailored to the needs of each corporate and professional client. The customized Web page would conveniently and securely provide online delivery of search results that could then be more easily integrated with the client's own existing database or other technology infrastructure.

         Internet Advertising. We believe that marketing agreements with Internet search engines and popular Web sites have increased our brand recognition and attracted clients. We generate visitors to our Web site from our various forms of Internet advertising, such as banners, buttons, text links and integrated "search boxes". We maintain marketing agreements with leading Internet search engines and popular Web sites, including AOL.com, Yahoo!, The Lycos Network and Infospace.com. These marketing agreements have placed our advertising on major Web sites such as AOL.com, Yahoo!, MSN.com, Lycos.com, Hotbot.com, Excite.com, Wired.com, Quote.com, WhoWhere.com, and others. We believe that these sites reach a growing base of Internet users that engage in both business to business and business to consumer eCommerce purchases.

         We plan to continue to use Internet advertising to acquire clients and enhance our brand recognition. In addition, we intend to develop lower-cost supplemental client acquisition programs including our affiliate marketing program that works with a wide variety of smaller Web sites, commissioning these affiliates on a pay-for-performance basis. We also intend to develop strategic marketing relationships with other companies based upon traffic patterns, customer profiles and related services, increasing our revenue from the Internet, primarily via a pay-for-performance basis.


   The following is a summary of some of the key features of our key Internet marketing agreements:

   .     InfoSpace.com. InfoSpace has agreed to integrate our content into its
      Web site and offer our service as a co-branded service distributed on its network. As a co-branded service, our services and brand are featured alongside the services and/or brand of the respective Web site within the network of InfoSpace.com. During the four-year term beginning 1998, InfoSpace will not run advertising on its Web site from any of our competitors, and we will not include the name of any competitor of InfoSpace in our advertising. The Infospace.com agreement provides us with a minimum guarantee of 72 million impressions per month within the Infospace network and affiliated Web sites.

 .    The Lycos Network (Lycos.com, WhoWhere.com, Tripod.com, Angelfire.com,
     Hotbot.com, wired.com, Quote.com). Lycos has agreed to advertise our content on all of its affiliated sites in the form of buttons, text links, banners, and keywords. Our agreement is for a term of one year starting in March of 1999, which has been renewed through February 2001. Our agreement provides that Lycos will not run advertising from any of our competitors on any of the sites that Lycos owns. The Lycos agreement provides us with a minimum guarantee of 500 million impressions for the first year and 836 million impressions in the second year.

 .    Yahoo! has agreed to integrate our search services into its Yahoo People
     Search Web site. Yahoo! has also agreed to advertise our content on Yahoo! People Search and other areas of Yahoo's US-based Web sites in the form of graphic links, text links and banners. Our agreement provides that we will be the only third party to have specific types of services relating to information about individuals and businesses integrated into or advertised on Yahoo! People Search. Yahoo! has agreed to place our banner advertising on specific directory and keyword search result pages. Under this agreement, Yahoo! has the right to honor its current contracts with companies that may directly compete with us. The term of our agreement with Yahoo! expires on January 31, 2001.

 .    AOL.com. USSEARCH is a Gold Tenant in the Business Services Department of
     the Shop@AOL, AOL.com, CompuServe and Netscape online shopping destinations. Business users can click from Shop@AOL to USSEARCH.com business services to obtain professional license checks, employment screening and other business-oriented background searches. The term of our agreement with AOL.com expires on June 30, 2000.

Other Programs and Relationships

 .    Affiliate Marketing Program. We have launched an affiliate marketing program, which provides Internet Web site owners the ability to receive commission payments when their users purchase US SEARCH.com products. We are outsourcing the enrollment, tracking, payment and customer service functions via the affiliate marketing services firm Be Free, Inc. In a completely automated process, affiliates can join our program, download creative advertising, place this advertising onto their Web pages and immediately begin referring their audiences to our site and earn commissions on the resulting sales.

 .    Co-Marketing Programs. We have entered into a co-marketing agreement with
     NetHot Development, Inc. to be the exclusive provider of pre-employment screening services integrated into NetHot Development's QuickHire(TM) online hiring management software. We are planning to enter into additional co-marketing agreements as part of our business to business strategy.

Television Advertising. We use television advertising to promote our services. Our principal form of television advertising includes 10-second promotional fee spots on national television programs that prominently feature our toll free telephone number, 1-800 U.S. SEARCH, and Web site address, USSEARCH.com. We intend to continue using television advertising to increase brand awareness and loyalty and attract Internet users to our Web site. We will pursue multiple marketing and advertising channels, combining strategically placed fee spots on popular television shows with longer format commercials and other television advertising. We believe that our television advertising has enabled us to increase the reach of our US SEARCH brand and services.

     We are currently the network closed captioning sponsor for CNBC and regularly appear on other cable networks including MSNBC, CNN and CNN Headline News. As a closed captioning sponsor, we receive a 10-second spot during regular television programming which identifies us as a sponsor. Closed captioning sponsorship is generally less expensive than other forms of television advertising. We are also a fee spot sponsor of the two highest rated syndicated television programs, Jeopardy and Wheel of Fortune.


Technology and Infrastructure

     We currently have one Web server, housed offsite and another web server in-house.

     We plan to continue to upgrade and expand our servers and networking infrastructure in an effort to improve accessibility, reliability, and the response time of our Web site and back office systems and increase the efficiency and security of our services. For example, we intend to increase the number of servers supporting our Web site, and rapidly deploy high quality software and features into our system to increasingly automate our search processes and improve communication and response time. By enhancing our technology infrastructure we will be better positioned to expand our business to business capabilities. We have invested in our telephone systems to allow for greater flexibility in managing inbound call flows and gathering relevant trend information.

   By investing in our technology, datacommunications and telecommunications infrastructures, we believe we can improve client accessibility to our services and will be able to more effectively and securely collect user information and respond to search requests. Any failure to effectively integrate planned networking infrastructure and tools into our operations and any system or vendor failure that causes an interruption in our service or decreases responsiveness of our Web site or back office systems could result in less traffic on our Web site or impact our fulfillment capabilities. If sustained or repeated, the failures could impair our reputation, brand and overall demand for our services.

Competition

   The individual reference service industry is highly competitive and highly fragmented. Currently, our primary competitors in the area of individual locator searches include major Internet search engines, telephone companies and other third parties who publish free printed or electronic directories, private investigation firms and a variety of other companies. Our primary competitors for individual profile report search services include these companies, as well as LEXIS-NEXIS, a division of Reed Elsevier Inc., The Dun & Bradstreet Corporation, Reuters Limited, Avert, Inc., ChoicePoint, Inc., KnowX.com, a division of DBT Online, our primary data supplier, the Kroll-O'Gara Company, Pinkerton and the Proudfoot Reports Division of ASI Solutions, Inc. Many of these companies have greater financial and marketing resources than we do and may have significant competitive advantages through other lines of business, their existing client base and other business relationships. In addition, DBT Online, our primary data supplier, recently announced an agreement to merge with ChoicePoint, Inc., one of our competitors. We also compete with online services and other Web site operators, as well as traditional media such as television, radio and print for a share of advertisers' total advertising space or programs. We do not presently consider major Internet search directories or Web sites as competitors. In fact, we view them as lead generators through their search directories and other services, and we presently benefit from strategic advertising arrangements with several of the major Internet search engines and Web sites.

Government Regulation

In connection with services we provide, particularly pre-employment screening, we may be considered a "consumer reporting agency" as such term is used in the Fair Credit Reporting Act, or the "FCRA," and, therefore, we are required to comply with the various consumer credit disclosure requirements of the FCRA. Noncompliance with the FCRA can result in enforcement by the Federal Trade Commission ("FTC") and state attorney generals where they have similar authority. Willful or negligent noncompliance could result in civil liability to the subjects of reports. Also, the Americans with Disabilities Act of 1990, or the "ADA," contains pre-employment inquiry and confidentiality restrictions designed to prevent discrimination against individuals with disabilities in the hiring process. Although our business is not directly regulated by the ADA, the use by our clients of information sold to them is regulated, both as to the type of information and the timing of its use.

Similarly, there are a number of states which have laws similar to the FCRA, and some states which have laws more restrictive than the ADA. Further, many state laws limit the type of information which can be made available to the public. In addition, some state laws may require us to be licensed in order to conduct pre-employment screening. Clients in these states can access our Web site, which may subject us to the laws of those states. We may be subject to the laws of states in which we have no contacts other than residents of the state ordering services through our Web site and our delivery of reports to persons within the state.

   Many privacy and consumer advocates and federal regulators have become increasingly concerned with the use of personal information, particularly consumer credit reports (which we do not currently provide). For example, where permitted by law, we search the "credit header" information contained in various consumer credit reporting agencies' databases to find, among other items, current and previous addresses, social security numbers used by an individual, or possible other names. We also search these databases to determine if a customer's social security number is being used by another person. Attempts have been made and can be expected to continue to be made by various federal regulators and organized groups to adopt new or additional federal and state legislation to regulate the use of personal information. For example, the FTC has proposed a regulation on the privacy of consumer financial information implementing Title V of the Gramm-Leach-Bliley Act which may affect accessibility to certain credit header data.

Licensing Requirements

   A number of states require consumer reporting agencies or businesses which provide investigative services to obtain a license to conduct business within those states. We may be deemed subject to this licensing requirement because of our individual profile report search services. As clients in those states access our Web site, we may become subject to the laws of those states. We may be subject to the laws of those states as a result of citizens of those states purchasing our services through our Web site. We intend to apply for the necessary licenses in each state where we conduct a substantial part of our business. However, we may not be able to obtain the necessary licenses to do business in those states. In addition, failure to comply with the privacy laws of those states could subject us to civil litigation and liability to the subjects of the search reports issued to our clients. Any violation of these laws or failure to obtain required licenses could have a material adverse effect on our business and results of operations.

Risk of Civil Liability

   We could be held liable to clients and/or to the subjects of individual search reports prepared by us for inaccurate information or misuse of the information. We have internal practices designed to help ensure that information contained in our services meet industry standards for accuracy. We have retained counsel to ensure that we are in compliance with the FCRA and similar state laws. However, we do not currently maintain liability insurance to cover claims by clients or the subjects of reports. Based on our research, losses from these claims are either uninsurable or the insurance that is available is so limited in coverage that it is not economically practicable. We intend to continue our efforts to obtain insurance coverage for these types of claims, but adequate insurance coverage may not be available on terms acceptable to us. Claims of violations of the FCRA or similar state laws may be made against us in the future or the claims, if made, may not be successfully defended.

Trademarks

   We are the owner of registered trademarks for "1-800-USSEARCH" and "Reuniting America Two People at a Time" and have applied for registered trademark status for "USSEARCH," "The Public Record Portal," and our logo and service marks. We have also registered several domain names, including 1800USSEARCH.com and ussearch.com.

Limited Protection of Proprietary Information and Procedures

   Our ability to compete effectively depends on our ability to protect our proprietary information, including our proprietary methodologies, research, tools, software code and other information. We rely primarily on a combination of copyright, trademark, service mark and trade secret laws and confidentiality procedures to protect our intellectual property rights. We request that our consultants and employees sign confidentiality agreements and generally limit access to and distribution of our research, methodologies and software codes. Steps taken by us to protect our proprietary information may not be adequate to prevent misappropriation. In addition, the laws of some countries do not protect or enforce proprietary rights to the same extent as the laws of the United States. The unauthorized use of our intellectual property could have a material adverse effect on our business and results of operations. We believe that our systems and procedures and other proprietary rights do not infringe upon the proprietary rights of third parties.


FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

The following is a discussion of certain risks, uncertainties and other factors that currently impact or may impact our business, operating results and/or financial condition. Anyone evaluating us and making an investment decision with respect to our Common Stock or other securities is cautioned to carefully consider these factors, along with similar factors and cautionary statements contained in our filings with the Securities and Exchange Commission.

We have incurred significant net losses and we may never achieve profitability

We incurred significant net losses of approximately $399,000 in 1997, $6.8 million in 1998 and $ 26.4 million in 1999. As of December 31, 1999, we had an accumulated deficit of approximately $33.2 million. We expect to incur significant additional losses and continued negative cash flow from operations for the foreseeable future. We may never achieve profitability.

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

 . fee-based Internet search services offering comparable services, such as KnowX.com, which, during the quarter ending September 30, 1999 was acquired by DBT Online, our primary data supplier; firms offering more comprehensive data and information, such as LEXIS- NEXIS, a division of Reed Elsevier Inc., The Dun & Bradstreet Corporation, Reuters Limited, Avert, Inc. and ChoicePoint, Inc., which recently announced a merger with DBT Online, our primary data supplier; and

 . local, regional and national private investigation firms, such as Kroll-O'Gara Company, Pinkerton, the Proudfoot Reports Division of ASI Solutions, Inc., and a significant number of companies operating on either a national scale or a local or regional basis.

Some of these competitors do not currently offer their individual reference services over the Internet, but they may do so in the future. There are no significant barriers that would prevent new companies from entering the market in which we operate. In addition, some of our current suppliers and companies with which we have advertising agreements may compete with us in the future, which may make it more difficult to advertise our services effectively on their Web sites.

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

We are dependent on a limited number of third party database an other information suppliers for information used in our services

  We obtain data used in our services from a limited number of third party suppliers. Some of these suppliers offer services that may compete with ours. Our primary data supplier, DBT Online, acquired Know-X.com, which provides fee-based internet search services comparable to some of our service offerings. Moreover, DBT Online recently announced an agreement to be merged with Choicepoint, Inc., one of our competitors. If our current suppliers raise their prices, or if, due to limitations or restrictions placed on a supplier by government regulations or its own contractual arrangements, or for other reasons, the information they provide becomes unavailable or unreliable, we may need to find alternative sources of information. The time it takes to identify and contract with suitable alternative data suppliers, as well as integrate these data sources into our service offerings, could cause service disruptions, increased costs and reduced quality of our services. Additionally, costs of obtaining data that may be necessary in our new service offerings, such as criminal record searches, could be significantly higher, on a per transaction basis, than our current information costs. Termination of existing agreements, or, failure after termination, to enter into new agreements with third party suppliers on terms favorable to us, could have a material adverse effect on our business, financial condition and results of operations. Additionally, failure to obtain the data and information necessary for our intended service offerings at commercially reasonable costs or at all could prevent us from offering these new services and our business, financial condition and results of operations could be materially adversely affected.

We may incur liability based on consumer complaints.

  A substantial amount of our business involves sales of services to consumers. We have received complaints concerning our services directly from consumers and have received inquiries from consumer agencies such as the Better Business Bureau and state attorney general consumer divisions. We could in the future experience similar complaints and inquiries from consumers and governmental and consumer agencies. If we are unable to resolve existing and future complaints and inquiries, we could be subject to governmental regulatory action as well as civil liability. This could in turn have a material adverse effect on our business, financial condition and results of operations.

Our business and financial performance may suffer if we are unsuccessful in expanding our service offerings

  Our strategy includes expanding the market awareness of our existing services. We intend to offer a greater number of new services available through our Web site and to develop and promote service offerings to address the needs of corporate and professional clients. We have very limited experience in providing services to corporate and professional clients. Attracting these clients will require us to hire new sales and marketing personnel and spend money to develop and promote these new services. We may fail in our efforts to provide these new services in a timely and cost-effective manner. If individual or corporate clients are unwilling to pay for the aggregation of data and information, or if the market for our services fails to develop or develops more slowly than anticipated, our business and prospects will be materially adversely affected. Implementing these measures will substantially increase our operating expenses and will place considerable strain on our existing management and operational resources. We will incur a substantial portion of these expenses before we achieve any meaningful revenues or market acceptance of new services. Our new services may not achieve a sustainable level of market acceptance or ever become profitable. If a new service is unsuccessful, our reputation and brand position may be damaged and this may make it more difficult to sell our existing services. A significant amount of our future growth depends on our ability to offer these new services.

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

We may need to raise additional capital that may not be available

   Our existing capital resources may not be sufficient to meet our cash requirements through the next 12 months. We may need to raise additional capital and we may not be able to obtain additional financing on favorable terms, if at all. If we cannot raise necessary additional capital on acceptable terms, we may not be able to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on our business and results of operations. If additional capital is raised through the issuance of equity securities, the percentage ownership of the stockholders of US SEARCH will be reduced, stockholders may experience dilution in net book value per share, or these equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Any debt financing, if available, may involve covenants limiting, or restricting our operations or future opportunities.

We are dependent upon the success of the products and services offered by our partners.

   In our efforts to increase the market acceptance of our services and to more effectively market our services to corporate and professional clients, we intend to continue to develop and establish relationships with key partners and enter into co- marketing programs. Our intent is that these partners will promote our services or incorporate our services into their products and services intended for the corporate and professional markets. We have little or no ability to influence the marketing efforts of these partners and these partners may fail to dedicate adequate resources necessary to successfully develop and market products which incorporate our services. As a result, our success in the corporate and professional market is dependent in part on factors which are outside our control which include the performance of our partners and the market acceptance of our partners' products and services.

Agreements with partners may not result in any increase in our revenues or improvement in our operations or financial conditions.

   Existing arrangements with partners, for example, those with NetHot Development and BeFree generally do not contain minimum purchase commitments or payment obligations. Similarly, new agreements with additional partners may not contain any minimum purchase commitments or payment obligations or may be limited to a pilot or test program. As a result, existing agreements and new agreements, if any, with partners may not result in any meaningful increase in our revenues, or any improvement in our operations or financial condition.

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

Our senior executive officers are relatively new to US SEARCH

   Our Chief Executive Officer joined US SEARCH in February 2000. In addition, several other members of our executive management team joined us after September 1, 1999, and therefore may take some time to adequately familiarize themselves with the nature of our business and operations. If these executives are unable to learn about and adjust to our business quickly and efficiently, our business and results of operations may be materially adversely affected.

We depend on our marketing agreements with Internet companies

   An important element of our current business strategy is to maintain relationships with an increasing number of Internet search engines and popular Web sites for advertising and to direct and attract traffic to our Web site. Advertising on the Internet is expensive, new and evolving. The effectiveness of Internet-based advertising is not clear. Under our marketing and advertising agreements, we are typically required to make payments in advance of running ads on a Web site. Internet companies display our text, banner or logo, often referred to as "impressions," on their Web sites. These impressions may not lead to sales of our services, and our payment is required whether or not the advertising was effective. We may not be able to maintain our existing marketing relationships with other Internet companies. We may also be unable to enter into new marketing relationships with Internet companies, which generate adequate returns to offset related costs. Internet-based advertising expenses comprised over 47% of our total operating expenses for the 12-month period ended December 31, 1999. We currently anticipate that these expenses will continue to constitute a significant portion of our total operating expenses in future periods. Due to our limited operating experience, we are unable to accurately forecast the revenues these agreements will generate. Any termination of existing agreements or failure to enter into new agreements with Internet companies on terms favorable to us, could have a material adverse effect on our business, financial condition and results of operations.

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

Our limited experience offering services on the Internet could make it difficult for us to expand this business

   Our success and future growth depends on our ability to expand the nature and number of our services offered on the Internet especially our business to business product offerings. Historically, we offered our services primarily through our toll free telephone number, 1-800 U.S. SEARCH. Since December 1998, we began offering our Internet-based "Instant Searches." Additionally, we intend to increase the number and range of business services and "Instant Searches" available on our Web site. Our limited experience may make it difficult for us to continually increase Internet traffic and transactions on our Web site. In particular, it may be difficult for us to adequately predict consumer and business response to our Internet advertising, causing us to spend more on Internet advertising than planned. Our Internet advertising may also be ineffective in strengthening our brand, increasing awareness of our services, particularly our business to business services, or generating additional traffic or sales. The loss of one or more marketing relationships with Internet companies could adversely impact our ability to generate additional traffic or sales. If we fail to generate additional traffic, or if we fail to increase demand for our Internet-based services as a result of any additional traffic, our business, financial condition and results of operations could be materially adversely affected.

If we are unable to expand and improve our infrastructure and operational capacity, we will be unable to grow and our business and our financial condition will suffer

   The recent growth of our business has placed significant strain on our communication and networking infrastructure. From time to time, demand for our services following television or Internet-based advertising has exceeded our infrastructure and operational capacity. Clients may experience delays during times when demand for our services exceeds our operational capacity. These instances are independent of any service interruptions related to disruption of our Web site or other systems. For example, we have in the past experienced longer response times to client telephone calls during periods of high calling volume because we lacked adequate capacity through our telephone systems and operations and support personnel to handle the increased number of calls. Similarly, we have experienced slower Web site response times during periods of high traffic because our Internet servers lacked adequate capacity. If these events occur again, we may lose clients and our reputation may be damaged. This growth has also increased the demands on our management team and technical, sales and operational resources. We anticipate that continued growth will require us to implement and improve our operational, financial and management information systems. In addition, we will need to invest in new and expanded computer, telecommunication and information systems that better address our existing capacity constraints. We have relocated to a larger facility that will better address our operational and personnel needs. As we offer new services and pursue corporate and professional markets, we will also need to increase our executive and sales and support personnel. Our business and results of operations will be adversely affected if we are unable to expand and continually improve our infrastructure.

We may be subject to federal and state laws relating to the use of personal information and privacy rights

   Many privacy and consumer advocates and federal regulators have become increasingly concerned with the use of personal information, particularly consumer credit reports. We do not currently provide such credit reports. We plan to offer credit reports with the pre-employment screening services conducted in compliance with the Fair Credit Reporting Act. However, for certain qualified business customers, we use the social security numbers of individuals to search various databases, including those of consumer credit reporting agencies. For example, we search the "header" information contained in various consumer credit reporting agencies' databases to find, among other items, current and previous addresses, social security numbers used by an individual, or possible other names (such as maiden names, married names, etc.). "Header" information consists of such information as the name, social security number, date of birth, and current and previous addresses on a consumer credit report. We also search these databases to determine if a customer's social security number is being used by any other party. Attempts have been made and can be expected to continue to be made by various federal regulators and organized groups to adopt new or additional federal and state legislation to regulate the use of personal information. If federal and/or state laws are amended or enacted in the future relating to access and use of personal information, in particular, and privacy and civil rights, in general, there could be a material adverse effect on our business and results of operations.

We have been a majority owned subsidiary of the Kushner-Locke Company and we may fail to succeed as an independent operating company

Peter Locke and Donald Kushner, the Co-Chairmen of US SEARCH, are the Co-Chairmen and Co- Chief Executive Officers of the Kushner-Locke Company ("Kushner-Locke"), which owns approximately 55.2% of the outstanding common stock. As a result, Kushner-Locke has and is likely to continue to have significant influence over us, giving Kushner-Locke the ability to take a broad range of corporate actions without the approval of the other stockholders, such as:

  .  electing a majority of our Board of Directors;

  .  removing any of our directors;

  .  amending our certificate of incorporation or bylaws;

  . delaying or preventing a change in control, impeding a merger or takeover or other business combination involving us; and

  . otherwise controlling management and operations and the outcome of most matters submitted for a stockholder vote.

   Actions taken by Kushner-Locke could conflict with interests of other stockholders. Also, as a result of the Kushner-Locke ownership and control, a potential acquiror may be discouraged from attempting to obtain control of us which could have a material adverse effect on the market price of our common stock.

We depend on our key management personnel for our future success

   Our success depends to a significant degree upon the continued contributions of our executive management team and its ability to effectively manage the anticipated growth of our operations and personnel. The loss of any members of our management team and the inability to hire additional senior management, if necessary, could have a material adverse effect on our business and results of operations. In addition, increased costs of new personnel, including members of executive management, could have a material adverse effect on our business and operating results.

We depend on attracting qualified employees and responding to employee turnover for our success

   As of March 20, 2000, we had 198 full-time employees and 12 part-time employees. We anticipate that the number of employees may increase significantly during the next 12 months as we expand our existing service offerings and introduce and market new services to corporate and professional clients. Competition for qualified employees is intense. Our success depends upon our ability to attract and retain additional highly qualified technical, sales and marketing personnel to support growing operations. The process of locating and hiring personnel with the combination of skills and attributes required to carry out our strategy is time-consuming and costly. Our success also depends on our ability to effectively train and maximize the productivity of our existing and future employees. We may also experience higher costs and possible disruption of our business as we hire and train new personnel to replace those lost in the ordinary course of our business or lost in an expansion or relocation of our facility. The loss of key personnel or the inability to attract additional qualified personnel to supplement or, if necessary, to replace existing personnel, could have a material adverse effect on our business and results of operations.

The Internet may fail to support the growth of electronic commerce

   The rapid rise in the number of Internet users and the growth of electronic commerce and applications for the Internet have placed increasing strains on the Internet's communications and transmissions infrastructure. This could lead to significant deterioration in transmission speeds and the reliability of the Internet as a commercial medium and, consequently, could reduce the use of the Internet by businesses and individuals. The Internet may not be able to support the demands placed upon it by this continued growth. Any failure of the Internet to support growth due to inadequate infrastructure or for any other reason would seriously limit its development as a viable source of commercial and interactive content and services. This could materially adversely affect the acceptance of our services and our business.

Our success depends on our ability to protect and enforce our trademarks and other proprietary rights

   We rely on a combination of trademark, service mark, copyright and trade secret laws, restrictions on disclosure and transferring title and other methods to protect our proprietary rights. We also generally enter into confidentiality agreements with our employees, business partners and/or others to protect our proprietary rights. It may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently.

   "1-800 U.S. SEARCH" and "Reuniting America Two People at a Time" are our registered trademarks. In addition, we have applied for registered trademark 2status for "US SEARCH", "The Public Record Portal" and our logo and service marks in the United States and intend to pursue registration internationally through applications. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are made available, online or otherwise. Also, policing unauthorized use of our trademark, service mark or other proprietary rights might be difficult and expensive and we may be unable to protect our brand and our trademarks from third party challenges. Our US SEARCH brand may suffer and our business and results of operations could be materially and adversely affected if we are unable to effectively protect or enforce our trademark, service marks or other proprietary rights.

We may be unable to prevent third parties from developing Web sites and acquiring domain names similar to ours

   We have registered several domain names, including 1800USSEARCH.com and ussearch.com. We know of at least one competitor that has a corporate name and domain name similar to ours. This competitor also has a Web site with a similar look and feel to our Web site. We believe that these similarities may cause confusion on the part of potential clients, and this confusion may harm our business and results of operations. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other property rights.

We face significant security risks related to our electronic transmission of confidential information

   We rely on encryption and other technologies to provide system security and verify users' identities to effect secure transmission of confidential information, such as credit card numbers. We license these technologies from third parties. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may result in a compromise or breach of the security measures used by us to protect customer transaction data. If any compromise of our security were to occur, it could materially adversely affect our reputation and business. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations and damage to our reputation and customers' willingness to engage in electronic commerce on our Web site. We may be required to expend significant capital and other resources to protect against these security breaches or to alleviate problems caused by these breaches. If our third-party contractors experience security breaches involving the storage and transmission of proprietary information, such as credit card numbers, our reputation may be damaged and we may be exposed to risk of loss or litigation.

We face risks of fraud related to fraudulent credit card information and 900 telephone service

   Like many other service providers who accept credit card information without a signature over the telephone or Internet or who provide 900 telephone service, we have issued credits as a result of orders placed with fraudulent credit card information. We may suffer losses as a result of fraudulent use of credit card information or the continued reliance on

900 telephone service in the future.

We could face liability based on the nature of our services and the content of the materials that we provide

   We may face potential liability from individuals, government agencies or businesses for defamation, invasion of privacy, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials that appear on our Web site or in our search reports sent to consumers. Although we carry a limited amount of general liability insurance, our insurance may not cover claims of these types or may not be adequate to indemnify us for all liability that may be imposed. In addition, this insurance may not remain available to us on acceptable terms. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of our insurance coverage, could have a material adverse effect on our reputation and our business and results of operations.

We could face claims from clients or the subjects of our search reports that are not covered by insurance

   We could be held liable to clients and/or to the subjects of individual search reports prepared by us for inaccurate information or misuse of the information. We have internal practices designed to help ensure that information contained in our services meet industry standards for accuracy. We have retained counsel to ensure that, as we develop new services which may be subject to the Fair Credit Reporting Act, or the "FCRA," we are in compliance with the FCRA and similar state laws. However, we do not currently maintain liability insurance to cover claims by clients or the subjects of reports. Based on our research, losses from these claims are either uninsurable or the insurance that is available is so limited in coverage that it is not economically practicable. We intend to continue our efforts to obtain insurance coverage for these types of claims but adequate insurance coverage may not be available on terms acceptable to us. Claims of violations of the FCRA or similar state laws may be made against us in the future and the claims, if made, may not be successfully defended. Uninsured losses from claims could materially adversely affect our business and results of operations.

We face risks associated with government regulation and legal uncertainties relating to the Internet

   We are subject to regulations applicable to businesses generally and laws or regulations specifically applicable to electronic commerce. Due to concerns arising in connection with the increasing popularity and use of the Internet, a number of new or changed laws, governmental policies and/or regulations may be adopted, or cases may be decided, with respect to the Internet or commercial online services covering issues such as property ownership, user privacy, libel, pricing, acceptable content, copyrights, trademarks and/or other intellectual property rights, distribution, taxation, access charges and other fees, and quality of products and services. Cost increases relating to this government regulation could result in these increased costs being passed along Internet end users and could dampen the growth in use of the Internet as a communications and commercial medium, which could have a material adverse effect on our business and results of operations.

Our services may suffer as a result of natural disasters

   Our ability to successfully receive and complete search requests and provide high-quality client service largely depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Substantially all of our computer and communications hardware is currently located at facilities in Southern California, which is an area susceptible to earthquakes. Our systems and operations may be vulnerable to damage or interruption from earthquakes, fire, flood, power loss, telecommunications failure, break-ins and similar events. We do not carry business interruption insurance sufficient to compensate fully for all losses, and in some cases, any losses from any or all these types of events.

Our certificate of incorporation, bylaws and Delaware law contain provisions that could discourage a third party from acquiring us and consequently decrease the market value of our common stock

   Our certificate of incorporation grants our board of directors the authority to issue up to 1,000,000 shares of preferred stock, and to determine the price, rights, preferences, privileges and restrictions, including voting rights of these shares without any further vote or action by the stockholders. Since the preferred stock could be issued with voting, liquidation, dividend and other rights superior to those of the common stock, the rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock which could decrease the market value of our stock. Further, provisions in our certificate of incorporation and bylaws and of Delaware law could have the effect of delaying or preventing a third party from acquiring us, even if a change in control would be in the best interest of our stockholders. These provisions include the inability of stockholders to act by written consent without a meeting and procedures required for director nomination and stockholder proposal.

Employees

   As of March 20, 2000, we had 198 full-time and 12 part-time employees. We believe that our relations with our employees are good. None of our employees are represented by a union.

                                  MANAGEMENT

   The executive officers and key employees of US SEARCH and their ages as of March 27, 2000, are as follows:

       Name                 Age                    Position
       ----                 ---                    --------
Brent N. Cohen.............  41  President, Chief Executive Officer and Director
William G. Langley.........  50  Vice President--Chief Financial Officer
Karol L.K. Pollock.........  47  Vice President and General Counsel
Robert Anderson............  42  Vice President -- Marketing
Meg Shea-Chiles............  45  Vice President--Business Development
Alan S. Mazursky...........  41  Vice President--Finance
Nicholas Matzorkis.........  37  Founder and Senior Strategist

   Brent Cohen has served as our President and Chief Executive Officer since February 2000. Mr. Cohen served on the advisory boards of several Internet start-up companies from October 1998 through January 2000. From July 1987 through October 1998, Mr. Cohen held senior management positions with Packard Bell NEC (formerly Packard Bell Electronics), including Chief Operating Officer, Chief Financial Officer and President- Consumer and International. From January 1980 through December 1982 and from January 1985 through June 1987 Mr. Cohen held various management positions in both the consulting and auditing practice of Arthur Young & Company (now Ernst & Young). From January 1983 through December 1984 Mr. Cohen completed compulsory service in the South African military. Mr. Cohen holds a Bachelor of Commerce degree, a Graduate Diploma in Accounting and an MBA from the University of Cape Town in South Africa. He is also a charted accountant.

   William G. Langley has served as our Chief Financial Officer since March 1999. From September 1998 to March 1999, Mr. Langley served as a financial consultant to FEI Company, a company that designs, manufactures and markets charged particle beam products. From September 1992 to September 1998, Mr. Langley served as Chief Financial Officer of FEI Company and between October 1994 and February 1997 held the additional positions of Chief Operating Officer and President. Mr. Langley was also a director of FEI from October 1994 through September 1998. He is a member of the Oregon state bar and a certified public accountant. Mr. Langley holds an LL.M. from New York University School of Law, a J.D. from Northwestern School of Law of Lewis & Clark College and a B.A. from Albertson College.

   Karol Pollock has served as our Vice President and General Counsel since October 1999. From September 1996 to October 1999 Ms. Pollock was Regional Counsel with NASD Regulation, Inc. From March 1993 to July 1996 Ms. Pollock was General Counsel and Assistant Director of the New Mexico Securities Division. From September 1990 to September 1992 Ms. Pollock was senior staff attorney with the Securities and Exchange Commission. Ms Pollock holds a J.D. degree from Loyola University School of Law in Los Angeles and a B.A. from the University of Illinois.

   Robert Anderson has served as our Marketing Vice President since September 1999. From November 1997 to September 1999, Mr. Anderson was an independent marketing consultant who served as Strategy Director for USWeb/CKS, product manager for Apple Computer's printer and Macintosh display groups, and Vice President of Sales and Marketing Parana Supplies, a subsidiary of Seiko Epson Corporation. From 1995 to 1997 Mr. Anderson co-founded and operated Silver Hammer, an Emmy Award-winning broadcast design firm. Mr. Anderson holds an MBA degree from Columbia University and a B.S. in computer science from the University of Southern California.

   Meg Shea-Chiles has served as our Vice President, Business Development since May 1999. From January 1998 to April 1999, Ms. Shea-Chiles served as a Global Alliance Executive at IBM, where she also served as Director of Reengineering and Information Technology from March 1996 to December 1998, and Program Director of Business Development from May 1995 to March 1996. From December 1994 to May 1995, Ms. Shea-Chiles served as Vice President, Product Design for NBS Imaging Systems, Inc., a systems integrator and producer of identification and verification cards. From March 1989 to December 1994, Ms. Shea-Chiles served in various roles at Network Equipment Technologies, Inc., a manufacturer of enterprise network equipment, and became its Senior Director of Strategic Partnership Programs in October 1991. Ms. Shea-Chiles holds a B.S., magna cum laude, from Boston College and a M.S. from Southern Methodist University.

   Alan S. Mazursky has served as our Vice President, Finance since February 1999. Effective February 1998, Kushner-Locke retained Alan Mazursky to provide consulting services to Kushner-Locke. From May 1998 through July 1998, Kushner-Locke provided Mr. Mazursky's services to us as a financial consultant. From August 1998 through May 1999, Mr. Mazursky's services to us were provided as part of his duties as an employee of Kushner-Locke under the Administrative Services Agreement. From July 1996 to July 1998, Mr. Mazursky served as an independent financial consultant. From June 1988 to June 1996, Mr. Mazursky was Chief Financial Officer of Hard Rock Cafe America, the owner, operator and franchisor of Hard Rock Cafe restaurants in the western United States and international territories. From September 1984 to June 1988, Mr. Mazursky was Corporate Controller of The Federated Group, a 68-store retail consumer electronics chain, and from September 1980 to August 1984, he was an audit supervisor for Ernst & Young LLP. Mr. Mazursky is a certified public accountant and holds a B.S. from the University of California Los Angeles.

   Nicholas Matzorkis, a co-founder, serves as our Senior Strategist. From our inception in November 1994 to September 1998, Mr. Matzorkis served as our President and one of our directors. From October 1991 to March 1994, Mr. Matzorkis was founder and President of U.S. Bell Long Distance, an aggregator and reseller of telecommunications services. In addition, from April 1995 to December 1996, Mr. Matzorkis consulted with companies in the entertainment industry on Web site development and has served as a promoter of a variety of music and entertainment ventures. Mr. Matzorkis attended Kent State University. In 1990, Mr. Matzorkis plead guilty to a fourth degree felony as a result of providing false identification information in connection with the purchase of an automobile, was given a suspended sentence and ordered to serve 200 hours of community service. In 1997, Mr. Matzorkis was arrested for having failed to complete his community service. Mr. Matzorkis subsequently completed this community service. Mr. Matzorkis placed all of his shares in an irrevocable trust for the benefit of his family, other than himself, and does not have discretionary authority over the administration or control of the trust or the disposition of the shares held in the trust.

Item 2.  Properties

   Our headquarters are located in approximately 52,500 square feet of office space in Marina del Rey, California. The lease terminates on November 30, 2004, and we have an option to extend the lease for an additional five years.

Item 3.  Legal Proceedings

   We may from time to time become a party to various legal proceedings arising in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders

None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock is quoted on the NASDAQ National Market ("NNM") under the symbol "SRCH." The following table sets forth the range of high and low sale prices for the Common Stock, as reported on the NNM, for the periods indicated:

               Common Stock                                      High     Low
               ------------                                    ----------------
     Fiscal 1999
     Second Quarter (ended June 30, 1999).................     $ 8.44    $ 6.44
     Third Quarter (ended September 30, 1999).............     $17.38    $ 6.63
     Fourth Quarter (ended December 31, 1999).............     $12.38    $ 6.63
     Fiscal 2000
     First Quarter (through March 27, 2000)...............     $11.25    $ 3.69

  On March 27, 2000 the last sale price for the Common Stock as reported on the NNM was $5.75. On March 27, 2000, there were approximately 23 record holders of the Company's Common Stock

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 1999, the Registrant has sold and issued the following unregistered securities:

(1) On January 7, 1999, the Registrant issued a 10% convertible subordinated note for up to $5,500,000 to The Kushner-Locke Company convertible into shares of Common Stock at a conversion price of $2.21 per share. This note was converted in full in connection with the closing of the Company's initial public offering in June 1999.

(2) On January 7, 1999, the Registrant issued a warrant to purchase up to 906,782 shares of Common Stock to The Kushner-Locke Company at an exercise price of $2.76 for the first 453,391 shares, and $3.31 for the next 453,391 shares. This was in consideration for The Kushner-Locke Company agreeing to provide us advances of up to $5,500,000. This warrant was exercised in full in connection with the closing of the Company's initial public offering in June 1999.

The issuances of securities in the transactions described in paragraphs (1) and
(2) above were deemed to be exempt from registration under the Securities Act by virtue of Section 4(2). The purchasers in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends are affixed to the securities issued in such transactions. All recipients either received adequate information about the Registrant or had access, through employment or other relationships with the Registrant, to such information.

Dividends

     The Company has never paid any cash dividends and has no present intention to declare or to pay cash dividends. It is the present policy of the Company to retain any earnings to finance the growth and development of the Company's business.

Item 6. Selected Financial Data

  The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of US SEARCH and related notes included elsewhere in this Annual Report. The statements of operations data for each of the years in the three-year period ended December 31, 1999, and the balance sheet data at December 31, 1998 and 1999, are derived from financial statements of US SEARCH audited by PricewaterhouseCoopers LLP, independent accountants, which are included elsewhere in this Annual Report. The statements of operations data for the year ended December 31, 1995 and 1996, and the balance sheet data for December 31, 1995 and 1996 and 1997, are derived from audited financial statements of US SEARCH (not included in this Annual Report). Historical results are not necessarily indicative of the results to be expected in the future.

Condensed Statement of Operations Data:

                                                Years Ended December 31,
                               -------------------------------------------------------------
                                   1995       1996        1997        1998          1999
                               ----------  ----------  ----------  ----------    -----------
                                         (in thousands, except per share data)
Net revenues.................. $      899  $    5,690  $    2,971  $    9,245    $    19,541
Cost of services..............        551       3,150       1,291       3,149          7,293
                               ----------  ----------  ----------  ----------    -----------
Gross profit..................        348       2,540       1,680       6,096         12,248
                               ----------  ----------  ----------  ----------    -----------
Operating expenses:
 Selling and marketing........        670       2,772         865       7,627         21,618
 General and
  administrative..............        188       1,007       1,165       3,882          7,562
 Charge for warrants issued
  to majority stockholder(1)..         --          --          --       1,190             --
 Charge for compensation
  related to stock options....         --          --          --          --          2,069
                               ----------  ----------  ----------  ----------    -----------
Total operating
 expenses.....................        858       3,779       2,030      12,699         31,249
                               ----------  ----------  ----------  ----------    -----------
Loss from operations..........       (510)     (1,239)       (350)     (6,603)       (19,001)
Interest expense(2)...........        (15)        (64)       (110)       (197)        (5,003)
Interest income...............         --          --          --          --            719
Amortization of debt
 issue costs..................         --          --          --          --         (3,096)
Other (expense) income,
 net..........................        132         (60)         63          13              5
                               ----------  ----------  ----------  ----------    -----------
Loss before income
 taxes........................       (393)     (1,363)       (397)     (6,787)       (26,376)
Provision for income
 taxes........................          1           1           2           1              1
                               ----------  ----------  ----------  ----------    -----------
Net loss...................... $     (394) $   (1,364) $     (399) $   (6,788)   $   (26,377)
                               ==========  ==========  ==========  ==========    ===========
Basic and diluted net
 loss per-share(3)............ $    (0.04) $    (0.14) $    (0.04) $    (0.71)   $     (1.94)
                               ==========  ==========  ==========  ==========    ===========
Weighted-average shares
 outstanding used in
 per-share calculation(3).....  9,521,000   9,521,000   9,521,000   9,521,000     13,612,000

                              As of December 31,
                      ----------------------------------

                                             1995     1996      1997     1998     1999
                                           -------- --------  --------  -------  ------
Balance Sheet Data:                                  (in thousands)
Cash and cash equivalents...........       $   7    $    --   $    --   $    99  $ 17,382
Working capital(deficiency).........        (432)    (2,069)   (2,363)   (7,761)   17,013
Total assets........................          94        653       547       575    25,650
Long term debt, net of
 current portion....................          --         81        61       343        47
Total debt..........................         233        850       904     4,001        84
Total stockholders'
 equity (deficit)...................        (388)    (1,752)   (2,151)   (7,749)   19,489

(1) For a description of the charge for warrants issued to the majority stockholder, see Note 10 of notes to the financial statements.
(2) Included in interest expense for 1999 is approximately $4.6 million relating to the beneficial conversion feature of a convertible subordinated note. For a further description of this charge, see note 7 of notes to the financial statements.
(3) For a description of the method used to compute basic and diluted net loss per share and weighted average number of shares outstanding, see Note 2 of notes to the financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

THIS REPORT ON FROM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY'S BUSINESS, MANAGEMENT'S BELIEFS AND ASSUMPTIONS MADE BY MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," "LIKELY, "VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS AND OUTCOMES MAY DIFFER MATERIALLY FROM WHAT IS EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE THOSE SET FORTH ABOVE UNDER "FACTORS AFFECTING OUR BUSINESS,OPERATING RESULTS AND FINANCIAL CONDITION" AND ELSEWHERE IN THIS REPORT AS WELL AS THOSE NOTED IN OUR AMENDED REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-76099) AND OUR OTHER PUBLIC FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO THESE DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTIONS TITLED "FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION" AND "BUSINESS"UNDER ITEM 1 IN THIS REPORT.

Overview

     US SEARCH provides individual, corporate and professional clients with a single, comprehensive access point to a broad range of individual reference services and background screening services. Individual reference services include personal identifying information about individuals that can be used to identify, locate or verify the identity and background of an individual. Our services can be accessed through our Web site, USSEARCH.com, or by calling our toll free telephone number, 1-800-USSEARCH.

     We generate revenues by performing individual reference search services for clients. Our services include individual locator, individual profile report, employment screening, nationwide court record search, real property, criminal conviction and other related information search services. Individual locator services provide clients with the address and listed phone number for individuals, as well as, date of death, and the city, state and zip code where the death benefits were issued. Our Internet-based "Instant Searches" provide a subset of this information in a completely automated fashion and at a lower price. Individual profile report services provide clients with the first and last name, alias, current and previous address, listed phone number, vehicle ownership where permitted by law, bankruptcy, property ownership, nationwide court record and corporate affiliation information about an individual into a single report. The typical time required to complete a search is one day to four weeks, with "Instant Searches" requiring as little as a few seconds or minutes. We publish the prices for our services directly on our Web site and typically determine a client's manner of payment prior to beginning the search process. Prices for our non-instant searches have ranged from approximately $20 to $500 per search. Prices for "Instant Searches" have ranged from approximately $5 to $10 per search. The prices for our services vary based on the nature and amount of information and whether or not the search is assisted by a search specialist.

     Revenue for our services are recognized when the results are delivered to the client. The terms of sale do not provide for refunds after our services have been delivered, however, in instances where the clients indicate that the initial search result was unsuccessful, we may perform another search or provide a refund at our discretion. In addition, where clients desire additional information they can request to broaden the scope of their "Instant Searches" and we apply up to a portion of the cost of the client's "Instant Searches" towards the cost of the more comprehensive search.

     We are expanding our available services to corporate and professional clients. We expect longer sales cycle as we collaborate with clients and educate them on the use and benefits of our services. We expect our revenues in the future, especially from corporate and professional clients, to be dependent in large part on our ability to establish relationships with partners that integrate and market our services as part of their own product and service offerings. We have little or no influence over the marketing efforts of these partners and the success of the products and services offered by them. Our partners are generally under no minimum payment obligations. As a result, we have limited ability to evaluate the success of our partnership efforts and predict the realization or timing of any revenues from corporate and professional clients.

     Our cost of services consists primarily of payroll expenses, data acquisition costs, local and long distance telephone charges associated with providing our services, and payment processing costs. In addition, we include an allocable portion of facilities, network and technology infrastructure. Our cost of services is likely to increase substantially as we obtain access to new data and information sources and expand infrastructure to support an increase in marketing and sales personnel to address existing and anticipated demand for our services.

     We have an agreement with a supplier of online public record data to purchase approximately $20 million worth of such data and public record information over a five and one-half year term. The minimum non-cancelable payments under this agreement are $2.7 million for 2000, $3.6 million for 2001 and $4.2 million for 2002-2004.

     Our operating expenses consist primarily of selling, marketing, general and administrative expenses. We expect our operating expenses to continue to increase substantially as we attempt to expand our sales and marketing force and hire additional technology, administrative, sales, advertising, financial and accounting personnel.

     Selling and marketing expenses constitute the largest portion of our operating expenses. Prior to the introduction of our Internet-based services, advertising consisted primarily of radio and television advertising. With the growth of our Internet-based services, an increasing portion of our advertising expenses consists of Internet-based advertising such as arrangements with Internet search engines and popular Web sites. Production costs associated with such advertising are expensed in the period first aired or displayed to the public. Costs relating to actual airing or display of such advertising are expensed in the quarter the advertising appears. We expect our selling and marketing expenses to increase as we attempt to expand our sales to businesses and professionals. We plan to target an increasing portion of our marketing and advertising programs and related expenditures toward business and professional clients rather than consumers.

     We have non-cancelable advertising and marketing agreements with several Internet companies. These agreements provide for varying levels of exclusivity and require us to make monthly minimum payments based on the number of impressions displayed on affiliate Web sites. The Company also has committed to purchase television advertising from various media companies. As of December 31, 1999, the minimum non-cancelable payments required under these agreements are approximately $9.7 million in 2000, $3.9 million in 2001, and $1.0 million in 2002.

     Our general and administrative expenses consist primarily of compensation and related costs for administrative personnel, fees for outside professional advisors and our occupancy costs and other overhead costs. Under an administrative services agreement that terminated on June 30, 1999, Kushner-Locke provided human resources services, accounting services and management services. In connection with this agreement, we paid Kushner-Locke a monthly fee of $35,000. We have hired additional human resources, finance and accounting personnel to replace the services provided by Kushner-Locke under this agreement. We expect the trend of increased general and administrative costs to continue as we hire additional technology personnel, as well as sales, marketing and executive personnel to promote new services to corporate and professional clients.

     We incurred significant net losses of approximately $399,000 in 1997, $6.8 million in 1998 and $26.4 million in 1999. At December 31, 1999, we had an accumulated deficit of approximately $33.2 million. We expect to incur significant additional losses and continued negative cash flow from operations for the next year.

     We recorded a non-cash interest charge of approximately $4.6 million in the first half of 1999 relating to the beneficial conversion feature of the convertible subordinated note issued to Kushner-Locke in January 1999. This charge was calculated using the deemed fair value of common stock on the date each advance was made to us subtracting the conversion price and multiplying the resulting amount by the number of shares into which the advance is convertible.

The value assigned to the beneficial conversion feature was no greater than the amount of each advance made under the convertible subordinated note.

     We also recorded in the first half of 1999 $2.5 million relating to warrants issued to Kushner-Locke in January 1999. This charge represents the deemed fair value of the warrants, which is the per share value derived by applying the Black-Scholes option pricing model to our underlying shares of common stock and multiplying that value by the number of shares of common stock issuable upon exercise of the warrants. This charge was amortized over the six months the convertible subordinated note was outstanding.

     During the first quarter of 1999, we granted certain stock options to employees and non-employee directors and will continue to grant options under the 1998 Stock Incentive Plan and the 1999 Non-Employee Directors' Stock Option Plan. We recorded an unearned deferred compensation expense of approximately $3.2 million, representing the difference between the deemed fair value of our common stock for accounting purposes and the exercise price of such options at the date of grant. This amount was recorded as a reduction of stockholders' equity and amortized over the vesting period of the applicable options. As a result, we currently expect to amortize the remaining unearned deferred compensation at December 31, 1999 as follows: $719,000 in 2000; $307,000 in 2001; $72,000 in 2002; and $1,000 in 2003.

Results of Operations

     The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net revenues:

                                                    Years Ended December 31,
                                                  -----------------------------
                                                   1997        1998      1999
                                                  ------      ------    -------
Net revenues....................................    100%         100%      100%
Cost of services................................     44           34        37
                                                   ----         ----      ----
Gross profit....................................     56           66        63
                                                   ----         ----      ----
Operating expenses:
  Selling and marketing.....................         29           82       110
  General and administrative....................     39           42        39
  Charge for warrants issued to majority
   stockholder..................................     --           13        --
  Charge for compensation related to stock
   options......................................     --           --        11
                                                   ----         ----      ----
Total operating expenses........................     68          137       161
                                                   ----         ----      ----
Loss from operations............................    (12)         (71)      (97)
Interest expense................................     (4)          (2)      (26)
Interest income................................      --           --         4
Amortization of debt issue costs................     --           --       (16)
Other (expense) income, net.....................      3           --        --
                                                   ----         ----      ----
Loss before income taxes........................    (13)         (73)     (135)
Provision for income taxes......................     --           --        --
                                                   ----         ----      ----
Net loss........................................    (13)%        (73)%    (135)%
                                                   ====         ====      ====

Comparison of the Year Ended December 31, 1999 to the Year Ended December 31,
1998

     Net Revenues. Our net revenues increased 112% to approximately $19.5 million for the year ended December 31, 1999, from approximately $9.2 million for the year ended December 31, 1998. The increase is primarily attributable to an increase in the number of Internet-based transactions which occurred as a result of increased web site visitor traffic and the introduction of lower-priced "Instant Searches" and "Individual Profile Reports". The growth in web site traffic was primarily driven by increased advertising on a greater number of Internet search engines and popular Web sites.

     Gross Profit. Gross profit increased 101% to approximately $12.2 million for the year ended December 31, 1999, from approximately $6.1 million for the year ended December 31, 1998. Gross profit as a percentage of net revenues decreased to approximately 63% for the year ended December 31, 1999, from approximately 66% for the year ended December 31, 1998. Cost of services increased 132% to approximately $7.3 million for the year ended December 31, 1999, from approximately $3.1 million for the year ended December 31, 1998. As a percentage of net revenues, cost of services increased to 37% for the year ended December 31, 1999 as compared to 34% for the year ended December 31, 1998. Data acquisition and fulfillment costs as a percentage of revenues increased due to the introduction of certain lower- priced products. Telephone costs decreased as a percentage of net revenues primarily due to lower volume of 900-number telephone billings. Labor costs decreased as a percentage of net revenues primarily due to the growth in internet-based transactions which do not require the involvement of a sales representative.

     Selling and Marketing Expenses. Selling and marketing expenses increased 183% to approximately $21.6 million for the year ended December 31, 1999, from approximately $7.6 million for the year ended December 31, 1998. As a percentage of net revenues, selling and marketing expenses increased to approximately 110% for the year ended December 31, 1999, from approximately 82% for the year ended December 31, 1998. This increase is primarily attributable to an increase in the level of Internet-based advertising.

     General and Administrative Expenses. General and administrative expenses increased to approximately $7.6 million for the year ended December 31, 1999, from approximately $3.9 million for the year ended December 31, 1998. As a percentage of net revenues, general and administrative expenses decreased to approximately 39% for the year ended December 31, 1999, from approximately 42% for the year ended December 31, 1998. This increase in general and administrative expenses in absolute dollars is primarily attributable to the cost associated with the hiring of additional management and administrative personnel in 1999.

     Charge relating to issuance of warrants to majority stockholder. These charges were $0 in 1999 and $1.2 million in 1998. In September 1998, in consideration of Kushner-Locke's advances to us, provision of administrative services to us and guarantees made by Kushner-Locke on our behalf, we issued Kushner-Locke warrants to purchase 453,391 shares of our common stock at an aggregate exercise price of $5.00. Accordingly, we recorded a charge of approximately $1.2 million in 1998, representing the fair market value of the warrants at the date of grant. The warrants were exercised upon the closing of the Company's initial public offering in June 1999.

     Charge for Compensation Related to Stock Options. During the period ended December 31, 1999, we granted options to officers, employees and directors under the 1998 Stock Incentive Plan and the 1999 Non-Employee Directors' Stock Option Plan. In connection with these grants, approximately $2.1 million of compensation expense was recorded in the year ended December 31, 1999. No options were granted in the corresponding year ended December 31, 1998. We expect to incur a charge of approximately $719,000 for 2000, $307,000 for 2001, $72,000 for 2002 and $1,000 for 2003 in connection with these options.

     Interest Expense. Interest expense increased to $5.0 million for the year ended December 31, 1999 from $197,000 for the year ended December 31, 1998. Included in interest expense for the year ended December 31, 1999 is approximately $4.6 million relating to the beneficial conversion feature on the convertible subordinated note. The interest expense for the year ended December 31, 1999 also includes interest on outstanding short term and long term debt, the convertible subordinated note issued to Kushner-Locke and advances and other inter-company charges from Kushner-Locke. The entire amount outstanding under the convertible subordinated note was automatically converted into our common stock on the closing of the company's initial public offering in June 1999. With the conversion or repayment of substantially all of our borrowings, we expect interest cost for 2000 to decline significantly from 1999.

     Interest Income. Interest income increased to $719,000 for the year ended December 31, 1999 from $0 for the year ended December 31, 1998 as a result of us having available interest bearing cash balances following our initial public offering in June 1999.

     Amortization of Debt Issue Costs. In connection with the convertible subordinated note issued to Kushner-Locke in 1999, we granted to Kushner-Locke warrants to purchase 906,782 shares of our common stock. Relating to these warrants we recorded a non-cash charge of $2.5 million in 1999 that was amortized over the six month period that the convertible subordinated note was outstanding. Also, the convertible subordinated note included an origination fee in the amount of $550,000 paid to Kushner-Locke which was fully amortized in the period.

     Income Taxes. As of December 31, 1999 we had approximately $23.8 million of federal and $13.7 million of state net operating loss carryforwards to offset future taxable income. Our net operating loss carryforwards expire beginning in 2017 for federal and 2002 for state. Our ability to utilize net operating loss carryforwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, occurs in the future. We have recorded a full valuation allowance against our deferred tax assets as we believe that it is more likely than not that the deferred tax assets will not be realized based upon our expected future results of operations.


Comparison of the Year Ended December 31, 1998 to the Year Ended December 31,
1997

     Net Revenues. Our net revenues increased to approximately $9.2 million for the year ended December 31, 1998 from approximately $3.0 million for the year ended December 31, 1997. The increase is primarily attributable to increased advertising, including the initiation of Internet-based advertising, and improvement in the sales productivity of our operations center.

     Gross Profit. Gross profit increased 263% to approximately $6.1 million for the year ended December 31, 1998 from approximately $1.7 million for the year ended December 31, 1997. Gross profit as a percentage of net revenues increased to approximately 66% for the year ended December 31, 1998, from approximately 56% in the year ended December 31, 1997. Cost of services increased to approximately $3.1 million for the year ended December 31, 1998 from approximately $1.3 million for the year ended December 31, 1997. As a percentage of net revenues, cost of services decreased to 34% for the year ended December 31, 1998 from 44% for the year ended December 31, 1997. The decrease is primarily attributable to lower labor costs resulting from a higher volume of Internet transactions which generally involve a lower labor component.

     Selling and Marketing Expenses. Our selling and marketing expenses increased 782% to approximately $7.6 million for the year ended December 31, 1998 from $865,000 for the year ended December 31, 1997. As a percentage of net revenues, selling and marketing expenses increased to approximately 82% for the year ended December 31, 1998, from approximately 29% for the year ended December 31, 1997. This increase is primarily attributable to initiating Internet-based advertising and increased television promotional fee advertisements.

     General and Administrative Expenses. Our general and administrative expenses increased 233% to approximately $3.9 million for year ended December 31, 1998 from approximately $1.2 million for the year ended December 31, 1997. As a percentage of net revenues, general and administrative expenses increased to approximately 42% for the year ended December 31, 1998, from approximately 39% for the year ended December 31, 1997. This increase is primarily attributable to professional and advisor fees associated with planned financings in 1998, increased administrative services charges from Kushner-Locke and an increase in bad debt expenses. Bad debt expense for the year ended December 31, 1998 increased over the prior year due primarily to the increase in uncollectible 900-number billings to clients. In addition, general and administrative expenses in 1998 include a non-recurring charge of $296,000 relating to compensation expenses to a stockholder.

     Charge relating to issuance of warrants to majority stockholder. In September 1998, in consideration of Kushner-Locke's advances to us, provision of administrative services to us and guarantees made by Kushner-Locke on our behalf, we issued Kushner-Locke warrants to purchase 453,391 shares of our common stock at an aggregate exercise price of $5.00. Accordingly, we recorded a charge of approximately $1.2 million in 1998, representing the fair market value of the warrants at the date of grant. The warrants were exercised upon the closing of the Company's initial public offering in June 1999.

     Interest Expense. Interest expense results primarily under our credit facilities and other borrowing. Our interest expense increased 79% to $197,000 for the year ended December 31, 1998, from $110,000 for the year ended December 31, 1997. The increase is primarily attributable to the increased bank borrowings under a line of credit from Comerica Bank and from interest on the advances received from Kushner-Locke.

Selected Quarterly Financial Data

     The following table sets forth certain unaudited financial data for the eight quarters ended December 31, 1999. This data has been derived from unaudited financial statements that, in the opinion of our management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our annual audited financial statements and the notes thereto. Certain reclassifications have been made to prior quarters to conform with current quarter presentations. The operating results for any quarter are not necessarily indicative of the results for any future period.

                                                           Quarter Ended
                              ----------------------------------------------------------------------------
                              March 31, 1999     June 30, 1999     September 30, 1999    December 31, 1999
                              --------------     --------------    ------------------    -----------------
                                               (in thousands except per share data)
Net Sales                         3,296               3,983                6,163               6,099
Gross Profit                      2,245               2,728                3,823               3,452
Net Loss                         (6,596)             (7,456)              (5,730)             (6,595)
Loss per share
 basic and diluted                 (.69)               (.73)                (.34)               (.38)

                                                           Quarter Ended
                              ----------------------------------------------------------------------------
                              March 31, 1998     June 30, 1998     September 30, 1998    December 31, 1998
                              --------------     --------------    ------------------    -----------------
                                               (in thousands except per share data)
Net Sales                         1,804               2,436               2,704                2,301
Gross Profit                      1,244               1,590               1,793                1,469
Net Loss                            (54)               (935)             (3,522)              (2,277)
Loss per share
 basic and diluted                 (.01)               (.10)               (.37)                (.24)

In the quarter ended March 1998, net revenues increased approximately $1.0 million from the preceding quarter primarily due to the introduction of our Internet-based services. In the quarter ended December 1998, net revenues decreased primarily due to holiday seasonality and customer confusion relating to a temporary change in our television advertising strategy. In the quarter ending September 30, 1999 net revenues increased by approximately $2.2 million from the preceding quarter due to an increase in internet transactions which resulted from increased web site visitor traffic. In the quarter ending December 1999, revenues declined primarily due to the seasonal factors in which the rise in consumer online holiday shopping directed attention away from our online services.

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

               .    the inability to maintain or develop relationships with, or continue advertising on, various key Internet companies and popular Web sites.

               .    delays and costs associated with unsuccessful service
          introductions;

               .    seasonal patterns of internet usage, for example, the
          increase in the percentage of online users shopping for gifts during the fourth quarter;

               .    loss of one or more of our database providers; and

               . anticipating and responding to the introduction of new or enhanced services by our competitors, or more generally to increase demand for our services, for example, we reduced the price of our Internet-based services in December 1998 to further increase demand for these services.

     Our business depends largely on our ability to attract new clients through television and Internet-based advertising as well as other marketing efforts. A substantial portion of our operating expenses are based on advertising commitments on television programming and Internet directories and Web sites. Many of our advertising arrangements are non-cancelable fixed term contracts. As a result, a substantial portion of our expenses in any given period is fixed and based in part on expectations of future revenue and advertising and sales productivity. We may be unable to generate enough revenues following this advertising to offset the related cost. We may also be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall.

     From time to time, demand for our services following television or Internet-based advertising has exceeded our infrastructure and operational capacity and we were slow or unable to respond to client demand for our services. When these events occurred, we may have lost clients and our reputation may have been damaged.

Liquidity And Capital Resources

As of December 31, 1999, cash and cash equivalents have increased to $17.4 million (excluding $2.0 million of restricted cash pledged as collateral in connection with our new building lease) from $99,000 at December 31, 1998 primarily as a result of the proceeds of the initial public offering.

     Cash used in operations increased to $19.1 million for the year ended December 31, 1999 as compared to $1.4 million for the year ended December 31, 1998. This increase is primarily attributable to increased expenditures on Internet-based advertising and increased general and administrative expenses relating to the hiring of executive personnel and the development of information technology infrastructure.

     Cash used in investing activities increased to $2.0 million for the year ended December 31, 1999 as compared to $168,000 for the year ended December 31, 1998. This increase is primarily attributable to increased purchases of computer hardware and software and other fixtures & equipment.

     Cash provided by financing activities increased to approximately $38.4 million for the year ended December 31, 1999 as compared to $1.6 million for the year ended December 31, 1998. We received approximately $36.1 million as the net proceeds of our initial public offering in 1999, $5.5 million under convertible notes issued to Kushner-Locke, and $2.7 million in connection with the exercise of warrants issued to Kushner-Locke. Partially offsetting these amounts was the repayment to Kushner-Locke of $2.7 million of plus interest, repayment of approximately $1.3 million related to our line of credit and other notes payable and the pledging of restricted cash of $2.0 million as collateral for our new building lease.

     Since inception we have experienced negative cash flow from operations and expect to continue to experience significant negative cash flow from operations in the foreseeable future. We currently believe that our existing capital resources will be sufficient to meet our cash requirements through at least the next 12 months. No assurance is given that we will not be required to raise additional financing prior to that time. Furthermore, there is no assurance that additional financing will be available when needed or that, if available, the financing will be on favorable terms. If the financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business and results of operations.

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

Risks

     The Year 2000 Issue could result in a system failure or miscalculations causing significant disruption of our operations, including, among other things, interruptions in Internet traffic, accessibility of our Web site, delivery of our service, transaction processing or searching, telephone call center operations and other features of our services. We depend on information contained primarily in electronic format in databases and computer systems maintained by third parties, including governmental agencies. The disruption of third-party systems or our systems interacting with these third- party systems could prevent us from receiving orders or delivering search results in a timely manner. In addition, we rely on the integration of many systems in aggregating search data from multiple sources. The failure of any of those systems as a result of Year 2000 compliance issues could prevent us from delivering our products and services. Failure of our systems or third-party systems providing information used in our services could materially adversely affect our business, financial condition and results of operations. We have experienced no material interruption of operations or any other complication as a result of the Year 2000 issue.

Item 7A.  Quantitative and qualitative disclosures about market risk

     We considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent In Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial instruments at December 31, 1999 and our total liabilities as of December 31, 1999 consist primarily of notes payable and accounts payable which have fixed interest rates and were not subject to any significant market risk.

New Accounting Pronouncements

     In December 1999, the Securities and Exchange commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101), which provides additional guidance in applying generally accepted accounting principles to revenue recognition in the financial statements. Management does not believe the adoption of SAB 101 will have a material effect on the accompanying consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

The Company's financial statements and supplementary data required by Item 8 are included in Item 14 of this Annual Report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information required by this item with respect to Directors is incorporated by reference from the information under the caption "Election of Directors" contained in the Company's definitive proxy statement in connection with the solicitation of proxies for the Company's 2000 Annual Meeting of Stockholders to be held on May 31, 2000 (the "Proxy Statement").

The required information concerning Executive Officers of the Company is contained in Item 1, Part I of this Report.

Section 16(a) Beneficial Ownership Reporting Compliance

     The information required by this section is incorporated by reference from the similarly named section of the Registrant's Proxy Statement.

Item 11  Executive Compensation

     The information required by this item is incorporated by reference from the similarly named section of the Registrant's Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference from the similarly named section of the Registrants Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

     The information required by this item is incorporated by reference from the similarly named section of the Registrants Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)(1) The following financial statements are filed as part of this Annual Report on Form 10-K:

                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Accountants.........................................  F-2

Financial Statements:

  Balance Sheets as of December 31, 1998 and 1999.........................  F-3

  Statements of Operations for Each of the Three Years in the Period Ended
  December 31, 1999.......................................................  F-4

  Statements of Stockholders' Equity (Deficit) for Each of the Three Years
  in the Period Ended December 31, 1999...................................  F-5

  Statements of Cash Flows for Each of the Three Years in the Period Ended
  December 31, 1999.......................................................  F-6

  Notes to the Financial Statements.......................................  F-8

(a)(2) Financial Statement Schedule:

    Report of Independent Accountants on Financial
  Statement Schedule...................................................... F-24

    Schedule II - Valuation and Qualifying Accounts....................... F-25

(a)(3)  Exhibits

   See Index to Exhibits following signatures

(b)  Reports on Form 8-K

   None

                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Accountants.........................................  F-2


Financial Statements:

  Balance Sheets as of December 31, 1998 and 1999.........................  F-3

  Statements of Operations for Each of the Three Years in the Period Ended
  December 31, 1999.......................................................  F-4

  Statements of Stockholders' Equity (Deficit)for Each of the Three Years
  in the Period Ended December 31, 1999...................................  F-5

  Statements of Cash Flows for Each of the Three Years in the Period Ended
  December 31, 1999.......................................................  F-6

  Notes to the Financial Statements.......................................  F-8

  Report of Independent Accountants on Financial
  Statement Schedule......................................................  F-24

  Schedule II - Valuation and Qualifying Accounts.........................  F-25

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of US SEARCH.com Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of US SEARCH.com Inc. (the "Company") as of December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Woodland Hills, California
January 25, 2000

                              US SEARCH.COM INC.
                                BALANCE SHEETS

                                                                            December 31,  December 31,
                                                                                1998          1999
                                                                            ------------  ------------
ASSETS:
Current assets:
Cash and cash
 equivalents..............................................................    $   99,000   $17,382,000
Restricted cash...........................................................           ---   $ 2,000,000
Accounts receivable, less allowance for
 doubtful accounts of $64,000 (1998)
 and $74,000 (1999).......................................................        83,000       131,000
Prepaids and other current assets.........................................         6,000     3,608,000
                                                                             -----------   -----------
Total current assets......................................................       188,000    23,121,000
Property and equipment, net...............................................       371,000     2,218,000
Other assets..............................................................        16,000       311,000
                                                                             -----------   -----------
Total assets..............................................................    $  575,000   $25,650,000
                                                                             ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
Accounts payable..........................................................    $ 3,721,000  $ 5,438,000
Accrued liabilities.......................................................        570,000      623,000
Lines of credit...........................................................        372,000           --
Notes payable, current portion............................................        693,000       25,000
Capital lease obligations, current
 portion..................................................................        40,000        22,000
Related-party notes payable, current portion..............................     2,553,000            --
                                                                             -----------   -----------
Total current liabilities.................................................     7,949,000     6,108,000
Notes payable, net of current portion.....................................       269,000        15,000
Related-party notes payable, net of current
 portion..................................................................        29,000            --
Capital lease obligation, net of current portion..........................        45,000        22,000
Other non-current liabilities.............................................        32,000        16,000
                                                                             -----------   -----------
Total liabilities.........................................................     8,324,000     6,161,000
                                                                             -----------   -----------
Commitments and contingencies (Note 8)

Stockholders' equity (deficit):

Preferred stock, $0.001 per value; authorized 1,000,000
 shares;  no shares issued and outstanding...............................            ---           ---
Common stock, $0.001 par value; authorized 40,000,000 shares;
 issued and outstanding 9,067,820 shares as of December
 31, 1998 and 17,421,644 as of December 31, 1999..........................        15,000        17,000
Additional paid-in capital................................................      (922,000)   53,790,000
Unearned deferred  compensation...........................................            --    (1,099,000)
Accumulated deficit.......................................................    (6,842,000)  (33,219,000)
                                                                             -----------   -----------
Total stockholders' equity (deficit)......................................    (7,749,000)  (19,489,000)
                                                                             -----------   -----------
Total liabilities and stockholders' equity (deficit)......................    $  575,000   $25,650,000
                                                                             ===========   ===========

       The accompanying notes are an integral part of these statements.

                              US SEARCH.COM INC.
                           STATEMENTS OF OPERATIONS

                                      Years Ended December 31,
                               ------------------------------------
                                  1997         1998        1999
                               ----------   ----------  -----------
Net revenues............       $2,971,000  $ 9,245,000  $19,541,000
Cost of services........        1,291,000    3,149,000    7,293,000

                               ----------   ----------  -----------
  Gross profit..........        1,680,000    6,096,000   12,248,000
Operating expenses:
 Selling and marketing..          865,000    7,627,000   21,618,000
 General and
  administrative........        1,165,000    3,882,000    7,562,000
 Charge for warrants
  issued to majority
  stockholder...........               --    1,190,000           --
 Charge for compensation
  related to stock
  options...............               --           --    2,069,000
                               ----------   ----------  -----------
  Total operating
   expenses.............        2,030,000   12,699,000   31,249,000
                               ----------   ----------  -----------
Loss from operations....         (350,000)  (6,603,000) (19,001,000)
Interest expense........         (110,000)    (197,000)  (5,003,000)
Interest income........                --           --      719,000
Amortization of debt
 issue costs............               --           --   (3,096,000)
Other income, net.......           63,000       13,000        5,000
                               ----------   ----------  -----------
  Loss before income
   taxes................         (397,000)  (6,787,000) (26,376,000)
Provision for income
 taxes..................            2,000        1,000        1,000
                               ----------   ----------  -----------
 Net loss...............       $ (399,000) $(6,788,000)$(26,377,000)
                               ==========   ==========  ===========
Basic and diluted net
 loss per share.........       $    (0.04)   $   (0.71)  $    (1.94)
                               ==========   ==========  ===========
Weighted-average shares
 outstanding used in per
 share calculation......        9,521,211    9,521,211   13,612,120
                               ==========   ==========  ===========

       The accompanying notes are an integral part of these statements.

                              US SEARCH.COM INC.

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                         Common Stock                         Unearned                     Total
                                    --------------------     Additional       Deferred     Accumulated    Stockholders'
                                     Shares      Amount    Paid-In Capital  Compensation     Deficit     Equity (Deficit)
                                    ---------   --------   ---------------  -------------  ------------  ----------------
Balance, December 31, 1996.....     9,067,820   $ 15,000             --            --      $ (1,767,000)    $ (1,752,000)
 Reclassification of deficit
 due to termination of S-
 Corporation election..........         --           --       $(2,112,000)         --         2,112,000              --
 Net loss......................         --           --              --            --          (399,000)        (399,000)
                                   ----------   --------    -------------   ------------   ------------    -------------
Balance, December 31, 1997.....     9,067,820     15,000       (2,112,000)         --           (54,000)      (2,151,000)
 Issuance of warrants to
  majority stockholder.........         --           --         1,190,000          --               --         1,190,000
 Net loss......................         --           --              --            --        (6,788,000)      (6,788,000)
                                   ----------   --------    -------------   ------------   ------------    -------------
Balance, December 31, 1998.....     9,067,820     15,000         (922,000)         --        (6,842,000)      (7,749,000)
 Unearned compensation
  related to stock options.....         --           --         3,225,000     (3,225,000)           --               --
 Amortization of unearned
  compensation.................         --           --              --        2,099,000            --         2,099,000
 Issuance of warrants
  with convertible
  subordinated note............         --           --         2,546,000          --               --         2,546,000
 Beneficial conversion
  feature on convertible
  subordinated note............         --           --        4 ,639,000          --               --         4,639,000
Conversion of $5,500,000
  convertible
  subordinated note............     2,493,651      2,000        5,498,000          --               --         5,500,000
Exercise of warrants...........     1,360,173      1,000        2,751,000          --               --         2,752,000
Initial public offering
 of common stock                    4,500,000      5,000      36,104 ,000          --               --        36,109,000
Reincorporation into
  Delaware and change in
  par value of common
  stock........................         --        (6,000)           6,000          --               --               --
Forfeiture of stock
  options......................                      --           (57,000)        27,000            --           (30,000)
Net loss.......................                                                             (26,377,000)     (26,377,000)
                                   ----------   --------    -------------   ------------   ------------    -------------
Balance, December 31, 1999.....    17,421,644   $17 ,000      $53,790,000    $(1,099,000)  $(33,219,000)    $ 19,489,000
                                   ==========   ========    =============   ============   ============    =============

The accompanying notes are an integral part of these statements.

                              US SEARCH.COM INC.
                           STATEMENTS OF CASH FLOWS

                                                           For the years ended December 31,
                                                     ------------------------------------------
                                                        1997           1998            1999
                                                     ---------     -----------     ------------
Cash flows from operating activities:
 Net loss.........................................   $ (399,000)   $ (6,788,000)   $ (26,377,000)
 Adjustments to reconcile net loss to
  net cash used in
  operating activities:
  Depreciation and amortization...................       99,000         128,000          195,000
  Provision for doubtful accounts.................      153,000         364,000          190,000
  Compensation charge.............................           --         296,000               --
  Charge for warrants
   and beneficial
   conversion feature
   issued to majority stockholder.................           --       1,190,000        4,639,000
  Amortization of unearned compensation...........           --              --        2,069,000
  Amortization of debt issue costs................           --              --        2,546,000
  Related-party charges...........................           --         384,000               --
  Change in assets and
   liabilities:
   Accounts receivable............................     (245,000)       (270,000)        (238,000)
   Accounts payable...............................      (27,000)      3,193,000       1,71 7,000
   Accrued liabilities............................      108,000          86,000           53,000
   Prepaid Expenses...............................           --              --       (3,602,000)
   Other..........................................      (10,000)         38,000         (311,000)
                                                    -----------    ------------    -------------
Net cash used in
 operating activities.............................     (321,000)     (1,379,000)     (19,119,000)
                                                    -----------    ------------    -------------
Cash flows from
 investing activities:
 Additions to property
  and equipment...................................      (15,000)       (168,000)     (2,042,000)
Loans to related
  parties.........................................      (17,000)             --               --
                                                    -----------    ------------    -------------
Net cash used in
 investing activities.............................      (32,000)       (168,000)     (2,042,000)
                                                    -----------    ------------    -------------

       The accompanying notes are an integral part of these statements.

                              US SEARCH.COM INC.
                     STATEMENTS OF CASH FLOWS (continued)

                                       For the years ended December 31,
                                    -------------------------------------
                                        1997        1998          1999
                                    -----------  ----------    ----------
Cash flows from
 financing activities:
 Increase (decrease) in
  cash overdrafts.................    68,000      (101,000)            --
Increase in restricted
 cash.............................                             (2,000,000)
 Proceeds from line of
  credit..........................     8,000     1,126,000             --
 Repayments of line of
  credit..........................    (8,000)     (788,000)      (372,000)
 Repayments of third
  party notes payable.............   (73,000)     (238,000)      (922,000)
 Advances from related
  parties.........................   930,000     1,816,000        200,000
 Repayments to related
  parties.........................  (539,000)     (121,000)    (1,582,000)
 Repayments of capital
  lease obligations...............   (33,000)      (48,000)       (41,000)
 Proceeds of related-party
   convertible notes..............                              4,300,000
 Proceeds from exercise
  of warrants.....................                              2,752,000
 Proceeds from initial
  public offering.................                             36,109,000
                                    --------     ---------    -----------
Net cash provided by
 financing activities.............   353,000     1,646,000     38,444,000
                                    --------     ---------    -----------
Net increase in cash and cash
 equivalents......................        --        99,000     17,283,000
Cash at beginning of
 period...........................        --            --         99,000
                                    --------     ---------    -----------
Cash at end of period.............  $     --     $  99,000    $17,382,000
                                    ========     =========    ===========

       The accompanying notes are an integral part of these statements.

                              US SEARCH.COM INC.

                         NOTES TO FINANCIAL STATEMENTS

1.   Organization and Business:

  US SEARCH.com Inc. (the "Company") provides individual reference services and background information about individuals. The Company was formed as a California S Corporation in 1994, and converted to a C Corporation in November 1997. Accordingly, the accumulated deficit totaling $2,112,000 as of the date of the termination of the S corporation election was transferred to additional paid-in capital.

  In February 1999, the Board of Directors approved the reincorporation of the Company in the State of Delaware and a change in the par value of the Company's common stock which was effected prior to the closing of the initial public offering in June 1999.

     In June 1999, the Company completed its initial public offering and sold 4,500,000 shares of common stock raising net proceeds from the offering of $36,109,000. Prior to the initial public offering, The Kushner-Locke Company ("Kushner-Locke") owns approximately 86% of the Company's common stock. Kushner-Locke currently owns approximately 55% of the Company's common stock. The Company's shares are now traded on the NASDAQ national market system under the symbol "SRCH".

2.   Summary of Significant Accounting Policies:

     Stock Split

     In June 1999, the Company authorized a 906.782-for-one stock split pursuant to a stock dividend to its current stockholders which became effective on June 22, 1999. The share information in the accompanying financial statements has been retroactively restated to reflect the effect of the stock split.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

                              US SEARCH.COM INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)

Restricted Cash

At December 31, 1999 the Company had $2,000,000 in restricted cash related to deposits pledged as collateral on an outstanding letter of credit issued to the lessor under the lease of the Company's new office space.

     Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets. Leasehold improvements and equipment under capital leases are amortized over the shorter of the estimated useful life or the life of the lease. Depreciation and amortization periods by asset category are as follows:

        Equipment......................... 3-10 years
        Furniture and fixtures............ 7 years
        Leasehold improvements............ Shorter of useful life or lease term
        Equipment under capital leases.... Shorter of useful life or lease term

     Maintenance and repairs are charged to expense as incurred while renewals and improvements are capitalized. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation, with any resulting gain or loss included in the Statement of Operations.

     Long-Lived Assets

     The Company identifies and records impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded.

     Fair Value of Financial Instruments

     The estimated fair value of cash overdrafts, accounts receivable, accounts payable, accrued liabilities and notes payable are carried at cost which approximates their fair market value because of the short-term maturity of these instruments.

Net Loss Per Common Share

     Basic net loss per common share is computed using the weighted-average number of shares of common stock and diluted net loss per common share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding. Common equivalent shares related to stock options and warrants are excluded from the computation when their effect is anti-dilutive. The warrants issued to Kushner-Locke in September 1998 were issued for nominal consideration (see Note 10). For purposes of computing basic and diluted net loss per share, the common stock issuable pursuant to these warrants is considered outstanding for all periods presented prior to exercise.

     As of December 31, 1999, stock options representing 1,669,873 shares are excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. No options were outstanding at December 31, 1998.

                              US SEARCH.COM INC.

     Comprehensive Income

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income generally represents all changes in stockholders' equity (deficit) during the period except those resulting from investments by, or distributions to, stockholders. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented. SFAS No. 130 defines comprehensive income as net income plus all other changes in equity from non-owner sources. The Company has no other comprehensive income items and accordingly net income equals comprehensive income.

     Stock-Based Compensation

     The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation cost, if any, is recognized over the respective vesting period based on the difference on the date of grant, between the fair value of the Company's common stock and the grant price.

     Segment Reporting

     The Company adopted Statement of Financial Accounting Standards No. 131. "Disclosures about Segments of an Enterprise and Related Information" for the year ended December 31, 1998. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products or services, geographic areas, and major customers. The Company's management reporting structure provides for only one segment and accordingly, no separate segment information is presented. In addition, the Company operates only in the United States and no single customer accounts for more than 10% of revenues for all periods presented.

Income Taxes

     The Company utilizes the liability method of accounting for income taxes. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

     Revenue Recognition

     The Company generates revenues by performing various information search services for customers. Revenue is recognized when the results of the search services are delivered to clients. The terms of each sale do not provide for client refunds. For certain search services, where the clients indicate that the initial search result is unsuccessful, the

                              US SEARCH.COM INC.

Company may perform, at no charge to the client, up to three identical searches during the one year period following the first search. The costs related to such additional searches are recorded in the period of the initial sale and are based upon the estimated number of additional searches. In addition, where clients request to broaden the scope of their fully automated searches, the Company may apply up to a portion of the cost of the client's fully automated searches towards the cost of the broader and more extensive searches. The estimated credits are recorded in the period of the initial sale and are based upon the amount estimated to be redeemed by clients. To date, the costs of additional searches and estimated credits to be provided in future periods have not been material.

     Advertising Costs

     Advertising production costs are expensed the first time the advertisement is run. Media costs are expensed in the month the advertising appears. Advertising expense was approximately $646,000 for the year ended December 31, 1997, $6,944,000 for 1998, and $19,837,000 for 1999, respectively.

     Reclassifications

     Certain reclassifications have been made to prior years to conform with current year presentation.

     New Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101), which provides additional guidance in applying generally accepted accounting principles to revenue recognition in the financial statements. Management does not believe the adoption of SAB 101 will have a material effect on the accompanying consolidated financial statements.

3.   Concentrations of Risk:

     Credit Risk

     Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company maintains cash and cash equivalents with various domestic financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. From time to time, the Company's cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation (FDIC) insurance limits.

     The Company's customers are concentrated in the United States. The Company extends minimum levels of credit to customers and does not require collateral. The Company maintains reserves for potential credit losses which to date have been within management's expectations.

     Business Risk

     The Company provides services to its customers using internal and external computer systems. Operations are currently susceptible to varying degrees of physical and electronic security as well as varying levels of internal support. A disruption in security or internal support could cause a delay in the Company's performance of services which would adversely affect operating results.

                              US SEARCH.COM INC.

4.   Property and Equipment:

     Property and equipment is comprised of the following:

                                                           December 31,
                                                       --------------------
                                                         1998        1999
                                                       --------    --------
     Equipment.......................................  $ 405,000   $ 1,541,000
     Furniture and fixtures..........................     40,000       263,000
     Leasehold improvements..........................     38,000       721,000
     Equipment under capital leases..................    191,000       191,000
                                                       ---------   -----------
                                                         674,000   $ 2,716,000

     Less:accumulated depreciation, including
      capital lease amortization of $56,000,(1998),
      and $111,000 (1999)                                303,000       498,000
                                                       ---------   -----------
     Property and equipment, net.....................  $ 371,000   $ 2,218,000
                                                       =========   ===========

5.   Lines of Credit:

     In September 1996, the Company established a $35,000 revolving line of credit (the "line") with a commercial bank. In fiscal year 1997, the line was capped at $34,000, converted to a term loan bearing interest at 14.25% at December 31, 1998, and was not subject to additional borrowings. As of December 31, 1998 the outstanding balance under the line was approximately $27,000. The Company repaid the outstanding balance during the year ended December 31, 1999.

     In February 1998, the Company entered into a revolving line of credit (the "Credit Agreement") with Comerica Bank ("Comerica"). The Credit Agreement was collateralized by substantially all of the Company's assets and bore interest at a variable rate of Comerica's base rate plus 2.5% (10.25% at December 31, 1998). The Credit Agreement required the Company to maintain a cash flow to fixed charge ratio, as defined, and restrictive covenants including, among other things, limitations on additional indebtedness, liens, investments, disposition of assets, mergers, changes in ownership, guarantees, the uses of proceeds, payment of cash dividends and prepayment of subordinated debt. Kushner-Locke was a guarantor under the Credit Agreement. In May 1998, Comerica granted a waiver of non-compliance to the Company. In August 1998, Comerica revised the term of the Credit Agreement, which was capped at $345,000 (the outstanding balance as of the date of revision), with repayment of outstanding amounts due on or before November 15, 1998. In addition, the cash flow to fixed charge ratio was rescinded. In December 1998, Comerica extended the maturity date to March 1999. As of December 31, 1998, the outstanding amount under the Credit Agreement was approximately $345,000. In March 1999, the Company repaid all principal and interest then due under the Credit Agreement.

                              US SEARCH.COM INC.

6.   Accrued Liabilities:

     Accrued liabilities is comprised of the following:

                                                           December 31,
                                                       --------------------
                                                         1998        1999
                                                       --------    --------
     Sales and payroll taxes.......................    $ 107,000   $  29,000
     Accrued vacation and payroll..................      203,000     266,000
     Accrued professional fees.....................       70,000      81,000
     Other accrued expenses........................      190,000     247,000
                                                       ---------   ---------
                                                       $ 570,000   $ 623,000
                                                       =========   =========

                              US SEARCH.COM INC.

7.   Notes Payable:

                                                            December 31,
                                                       ---------------------
                                                         1998         1999
                                                       --------     --------
Note payable to Kushner-Locke, payable on
 demand bearing interest at 10% per annum,
 repaid in full in 1999.............................  $ 2,540,000         --
Note payable to third party, payable July
 1999, bearing interest at 12% per annum,
 repaid in full in 1999.............................      296,000         --
Notes payable in equal monthly installments of
 $3,333 comprising principal and interest
 through December 2000 bearing interest at
 12.5% per annum, repaid in full in 1999............       70,000         --
Trade notes payable, due in monthly installments
 of $13,583 comprising principal and interest
 through November 1999 bearing interest at 10%
 per annum, repaid in full in 1999..................      142,000         --
Trade notes payable, due in blended monthly
 installments through May 2000 bearing
 interest at 10% per annum, repaid in full
 in 1999............................................      186,000         --
Loan payable to former stockholder/executive
 officer of the Company, due in monthly
 installments through July 2001, non-interest
 bearing............................................       68,000     40,000
Note payable in equal monthly installments
 through December 2000, bearing interest at
 12.25% per annum, repaid in full in 1999...........       35,000         --
Loan payable to executive officer of the Company,
 payable in monthly installments of $1,100, non-
 interest bearing, repaid in full in 1999...........       42,000         --
Other trade notes payable, payable through
 2000 bearing interest at 10% per annum, repaid
 in full in 1999....................................      165,000         --
                                                      -----------   --------
    Total notes payable.............................  $ 3,544,000   $ 40,000
                                                      ===========   ========
Related-party notes payable:
  Current...........................................  $ 2,553,000         --
  Non-current.......................................       29,000         --
Other notes payable:
  Current...........................................      693,000   $ 25,000
  Non-current.......................................      269,000     15,000
                                                      -----------   --------
    Total notes payable.............................  $ 3,544,000   $ 40,000
                                                      ===========   ========

                              US SEARCH.COM INC.

The maturities of the third-party notes as of December 31, 1999 are as follows:


     2000......................................   $ 25,000
     2001......................................     15,000
                                                  --------
          Total:...............................   $ 40,000
                                                  ========

Related-Party Convertible Subordinated Note:

     In January 1999, Kushner-Locke agreed to provide a credit facility up to $5,500,000 of bridge financing to the Company in the form of a convertible subordinated note ("Note") bearing interest at 10% per annum. The Note was convertible, at the option of Kushner- Locke, into 2,493,651 shares of common stock at the rate of one share of common stock per $2.21 of principal and/or accrued and unpaid interest. The Note included a 10% origination fee totaling $550,000 payable to Kushner-Locke for providing the credit facility. The origination fee was amortized on a straight line basis over the first six months of 1999. Notes payable on demand to Kushner-Locke of $1,200,000 outstanding as of December 31, 1998 were converted to the Note in January 1999. The Note had a beneficial conversion feature ("BCF") since it was convertible at a discount to the deemed fair value of the common stock. Since conversion was at the option of the holder at any time prior to maturity, the value assigned to the BCF was immediately recorded as interest expense at the date of each borrowing. The BCF was calculated using the intrinsic value methodology based on the difference between the deemed fair value of the underlying common stock and the conversion price on the Note of $2.21. The value assigned to the BCF is limited to the amount of each borrowing. For the year ended December 31, 1999, the Company has recorded $4,639,000 as additional interest expense related to the BCF. In June 1999, the note was converted into 2,493,651 shares of common stock.

     In connection with the Notes, the Company granted Kushner-Locke warrants to purchase (i) 453,391 shares of common stock at an exercise price of $2.76 per share and (ii) 453,391 shares of common stock at an exercise price of $3.31 per share. The deemed fair value of the warrants of $2,546,000 was recorded as additional debt issue costs in the year ended December 31, 1999. In June 1999, these warrants and warrants issued to Kushner-Locke in September 1998 representing an additional 453,391 shares were exercised. The Company received proceeds from the exercise of approximately $2,752,000.

8.   Commitments And Contingencies:

Operating and Capital Lease Commitments

     The Company leases its Los Angeles, California headquarters under an operating lease that expires November 30, 2004, if not renewed. The Company has an option to renew the lease for a term of 60 months. The Company has operating lease agreements for other office equipment. The Company also has entered into capital lease agreements for their telephone system and other office and computer equipment.

     Rent expense pertaining to all operating leases for the years ended December 31, 1997, 1998 and 1999 was approximately $180,000, $135,000 and
$297,000, respectively.

                              US SEARCH.COM INC.

     The future minimum lease payments under capital leases and noncancellable operating leases at December 31, 1999, are as follows:

                                                                Capital      Operating
                                                                Leases        Leases
                                                                ------        ------
     2000...................................................  $  35,000     $ 1,152,000
     2001...................................................     16,000       1,054,000
     2002...................................................         --       1,071,000
     2003...................................................         --       1,103,000
     Thereafter.............................................         --       1,039,000
                                                              ---------     -----------
     Total minimum obligations..............................     51,000     $ 5,419,000
                                                                            ===========
     Less interest..........................................     (7,000)
                                                              ---------
     Present value of minimum obligations...................     44,000
     Less current portion...................................     22,000
                                                              ---------
     Non-current obligations at December 31, 1999...........  $  22,000
                                                              =========

     Employment And Consulting Agreements


     The former president and co-founder of the Company entered into a three-year employment agreement as Founder and Senior Strategist with the Company effective in September 1998. The employment agreement provides that following the completion of permanent financing of at least $10,000,000 the base compensation increases from $150,000 to $175,000 for the first year, with annual increases of $25,000 increasing the base compensation to $225,000 for the third year. The Company will pay the premiums on a $1,000,000 life insurance policy for the benefit of the employee's designated beneficiaries, and key man life insurance on the employee's life for the benefit of the Company. In addition, the Company agreed to assume his $296,000 loan payable to an individual which resulted in a compensation charge recorded in general and administrative expenses in the year ended December 31, 1998 (see Note 9).

Employment Agreements

     The Company has entered into employment agreements with certain key management. The agreements provide for base salaries ranging from $150,000 to $400,000, eligibility for options, performance bonuses and severance payments.

Strategic Alliance Commitments

     The Company has several cancelable and non-cancelable distribution and marketing agreements with various Internet companies. Terms of these agreements provide for varying levels of exclusivity and minimum and maximum fees payable based on the number of banners, buttons and text links displayed on affiliate web sites. The Company's minimum non-cancelable payments under these agreements for the years ending December 31 are as follows: $9,688,000 (2000), $3,920,000
(2001) and $1,000,000 (2002).

                              US SEARCH.COM INC.

Purchase Commitments

     In 1999, the Company entered into an agreement with a supplier of online public record data to purchase approximately $20 million worth of such data over a five and one-half year term. The minimum non-cancelable payments under this agreement are $2.7 million for 2000, $3.6 million for 2001 and $4.2 million per year for 2002 through 2004.

Litigation

     From time to time, the Company has been party to various litigation and administrative proceedings relating to claims arising in the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

9.   Related Parties:

     Related Party Transactions

     On November 21, 1997, Kushner-Locke acquired 80% of the outstanding shares of the Company in exchange for $100 and the indemnification of various liabilities not to exceed $670,000.

     From May 1997 to October 1997, Peter Locke (co-chairman of the Company and Kushner-Locke) personally loaned to the Company amounts aggregating approximately $397,000 (gross of any repayments which occurred during such period). The loans with interest at 10% per annum were repaid in full. In addition, the Company paid approximately $40,000 in consulting fees and interest to Mr. Locke for services rendered through December 31, 1997.

     Kushner-Locke provided loans to the Company to fund operations of $387,000, $1,706,000, and $4,700,000 for the years ended December 31, 1997,
1998, and 1999 respectively. In addition, for the years ended December 31, 1997, 1998, and 1999 Kushner-Locke charged the Company for administrative services, reimbursement of expenses, interest on the outstanding loan balances and debt issuance costs of $3,000, $443,000, and $983,000, respectively. In June 1999, the Company repaid in full to Kushner-Locke all amounts then owed excluding the amount converted to common stock under the convertible subordinated note (see Note 7).

     The Company loaned approximately $41,000 in 1995, $176,000 in 1996 and $32,000 in 1997, to an existing stockholder and co-founder (the "Stockholder"). The Company received repayments of approximately $5,000 in 1995 and $3,000 in 1996 from Stockholder. In June 1997, the Stockholder personally assumed the Company's obligations under a $296,000 promissory note payable to a former stockholder (the "Related Loan"). In consideration of the Stockholder's assumption of the Company's obligations under the Stockholder Loan, the prior outstanding amounts loaned to this Stockholder were repaid in full and an amount payable to Stockholder was established to the extent the assumption of the Related Loan exceeded loans made to the Stockholder. In September 1998, in connection with the Company's amended and restated employment agreement with the Stockholder, the Company agreed to assume the Stockholder's obligations on the Related Loan. The assumption resulted in a $296,000 compensation charge recorded in general and administrative expenses in the year ended December 31, 1998. The note was repaid in full in 1999.

                              US SEARCH.COM INC.

     The Company borrowed approximately $70,000 in 1995, $143,000 in 1996 and $22,000 in 1997 from a former stockholder/executive officer. The Company repaid approximately $24,000 in 1995, $108,000 in 1996, $32,000 in 1997 and $3,000 in
1998. As of December 31, 1998 and 1999 the Company owed approximately $68,000 and $40,000, respectively. The Company entered into a 24 month consulting agreement with this former stockholder providing for payment of $2,000 per month. The agreement provided for 10 hours of consulting services to the Company per week and expired December 1999.

     An affiliate of a former stockholder/executive officer of the Company lent to the Company $50,000 in December 1996 and $50,000 in May 1997, bearing interest at 20% per annum and payable in six monthly installments of $10,000 each (including interest). The Company subsequently defaulted in its obligations under these notes. On January 2, 1998, the notes were restructured providing for the payment of $120,000, including all past and future interest, in 36 equal monthly installments of approximately $3,333 each, beginning on January 15, 1998, and guaranteed by Kushner-Locke. As of December 31, 1998 the Company owed approximately $70,000 under this note which was fully repaid in 1999.

     Related Party Guarantees

     In June 1998, the Company became a guarantor of Kushner-Locke's $60,000,000 Credit, Security, Guaranty, and Pledge Agreement ("credit facility") with The Chase Manhattan Bank ("Chase"). In connection with the credit facility, the Company granted to Chase a security interest in all the assets of the Company. Chase was also granted a security interest in the common stock of the Company held by Kushner-Locke. The credit facility was amended in May 1999 to release the Company from its obligations under this credit facility and to release the common stock of the Company held by Kushner- Locke and the assets of the Company from the security interest.

     Kushner-Locke is a guarantor of certain related-party notes payable of $120,000, advertising and media buying obligations of $1,334,000. As of December 31, 1998, the Company's obligations on the related-party note was $70,000, the media buying obligations was $1,026,000, and the Infospace agreement was $4,092,000. As of December 31, 1999, the Company's obligations on the related-party note and the certain advertising and media buying obligations were repaid. Kushner- Locke's guarantee of a $4,500,000 obligation to Infospace expired in June 1999 upon the completion of the initial public offering.

     A former stockholder of the Company has guaranteed various computer and office equipment lease obligations of the Company.

10.  Capitalization:

     Preferred Stock

     The board of directors has the authority, without further action by the stockholders, to issue up to 1,000,000 shares of preferred stock, $0.001 per value, in one or more series and to fix the powers, preferences, rights and qualifications, limitations or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences sinking fund terms and the number of shares constituting any series or the designation of the series. As of December 31, 1999 no shares were issued or outstanding.

                              US SEARCH.COM INC.

     Stock Incentive Plan

     In July 1998, the Board adopted, and the stockholders of the Company subsequently approved, the 1998 Stock Incentive Plan (the "1998 Plan") in order to attract and retain employees (including officers and employee directors), directors and independent contractors, and consultants to the Company. An aggregate of 2,600,650 shares of common stock, subject to adjustment for stock splits, stock dividends and similar events, has been authorized for issuance upon exercise of options, stock appreciation rights ("SARs"), restricted stock awards ("restricted awards"), and performance share awards ("performance awards").

     The 1998 Plan provides for the issuance of nonqualified and incentive stock options to employees, (including officers and employee directors), directors and independent contractors, and consultants to the Company. Incentive stock options may not be granted at less than 100% of the fair market value of the Company's common stock on the date of grant (110% if granted to an employee who owns 10% or more of the common stock). Options vest in accordance with the award agreement and generally expire 10 years after the award date (5 years if granted to an employee who owns 10% or more of the common stock).

     The 1998 Plan provides for the issuance of SARs concurrently or independently with the grant of options. SARs granted concurrently with an option vest according to the option terms. SARs granted independently of any option vest according to the award agreement.

     The 1998 Plan provides for the issuance of restricted awards or performance awards. Participants of restricted awards are entitled to receive dividends and vote whether or not vested. Restricted awards are nontransferable until vested and the terms of the restricted awards are determined on the grant date. The terms of performance awards are determined at the date of grant.

     In the event a holder of an option, SAR, restricted award, or performance award ceases to be employed by the Company: all unvested options and SARs are forfeited, all vested options and SARs may be exercised within a period not to exceed 12 months, all vested SARs granted independently of options are exercisable in accordance with the award agreement, all unvested restricted and performance awards are forfeited, and all vested restricted and performance awards are exercisable in accordance with the award agreement. No SARs were granted as of December 31, 1999 and 1998.

     Non-Employee Directors' Stock Option Plan

     In February 1999, the Company adopted the 1999 Non-Employee Directors' Stock Option Plan and reserved 317,373 shares of common stock for issuance thereunder. Under the plan each non-employee director is granted 35,364 shares of common stock on the date of initial appointment to the board of directors. Additionally, each non-employee director will receive an additional grant of 9,067 shares of common stock annually which will be pro rated if the non-employee director has not served for the entire preceding period.

     The options are granted at 100% of fair market value on the date of grant and have a ten year term. The options vest as follows: initial appointment grants vest 1/3rd of the shares on each anniversary from the date of grant and the annual grants vest 1/12th of the shares each month for 12 months after the date of grant. In the event the services of the holder are terminated, the holder may only exercise vested options at the date of termination within the earlier of 12 months from termination (18 months if termination as a result of the options holder's death) or the expiration of the term of the option.

                              US SEARCH.COM INC.

     As of December 31, 1999, options representing 141,458 shares were outstanding, which are included in the summary table below.

     No stock options were granted as of December 31, 1998.

     A summary of the changes in the Company's stock options for the year ended December 31, 1999 is presented below:

                                                                         Weighted-
                                                                          Average
                                                             Shares   Exercise Price
                                                             ------   --------------
     Outstanding at December 31, 1998..................          --   $        --
     Granted...........................................   1,803,210          5.23
     Forfeited.........................................    (103,337)         5.91
                                                          ---------
     Outstanding at December 31, 1999..................   1,699,873          5.19
                                                          =========

     Options exercisable at December 31, 1999..........     189,820          3.10
     Options available for future grant................   1,218,150

   The following table summarizes information about stock options outstanding at December 31, 1999:

                                      Options Outstanding          Options Exercisable
                                --------------------------------- ---------------------
                                             Weighted-
                                              Average
                                             Remaining  Weighted-             Weighted-
                                            Contractual  Average               Average
                                  Number       Life     Exercise    Number    Exercise
     Range of exercise prices   Outstanding   (years)     Price   Outstanding   Price
     ------------------------   ----------- ----------- --------- ----------- ---------
        $3.10................      569,459     9.02     $  3.10     189,820     $3.10
        $4.45................      493,289     9.16        4.45          --        --
        $5.69................      311,933     9.23        5.69          --        --
        $6.95................       35,364     9.27        6.95          --        --
        $9.00 - $11.13.......      289,828     9.68        9.82          --        --
                                 ---------                          -------
                                 1,699,873                          189,820
                                 =========                          =======

     Unearned stock-based compensation

     In connection with its grants of options, the Company recorded unearned deferred compensation expense of $3,225,000 during the year ended December 31, 1999. This amount will be amortized over the vesting period ranging from 24 to 48 months from the date of grant; $2,069,000 was expensed during the year ended December 31, 1999.

                              US SEARCH.COM INC.

Fair Value Disclosures

     Prior to the Company's initial public offering, the fair value of each option grant was determined on the date of grant using the minimum value method. Subsequent to the offering, the fair value was determined using the Black-Scholes model. The weighted average fair market value of an option granted during 1999 was $3.27. Except for the volatility assumption which was only used under the Black-Scholes model, the following range of assumptions was used to perform the calculations: expected life of 3.5 years; risk-free interest rate ranges of 5.75% to 6.80%; expected volatility of 80%; and no expected dividend yield. Because additional stock options are expected to be granted each year, the following pro forma disclosures below are not representative of pro forma effects on reported financial results for future years.

The Company accounts for stock-based compensation in accordance with the provisions of APB 25. Had compensation expense been determined based upon the fair market value at the grant dates, as prescribed in SFAS 123, the Company's results for the year ended December 31, 1999 would have been as follows:


Net Loss
         As reported                    $(26,377,000)
         Pro forma                      $(27,042,000)

Loss per share--basic and diluted

         As reported                    $      (1.94)
         Proforma                       $      (1.99)

Warrants

     In September 1998, the Company granted to Kushner-Locke warrants to purchase 453,391 shares of the Company's common stock at an aggregate exercise price of $5.00. The warrants were issued principally in consideration for Kushner-Locke's provision of certain guarantees on behalf of the Company, advances of capital to the Company and provision of administrative services during the third quarter of 1998. The warrants were exercised in June 1999. In September 1998, the Company recorded a charge of $1,190,000, representing the deemed fair value of the warrants at the date of grant using the Black-Scholes option pricing model. The principal assumptions used in the computation are: volatility of 80%, 10 year term, dividend yield of 0%, deemed fair value at the date of issuance of $2.63 per share and risk-free rate of 5%.

     In January 1999, in connection with the convertible subordinated note, the Company granted Kushner-Locke warrants to purchase (i) 453,391 shares of common stock at an exercise price of $2.76 per share and (ii) 453,391 shares of common stock at an exercise price of $3.31 per share of common stock. The warrants were exercised in June 1999. During the first and second quarter of 1999, the Company recorded a charge in the aggregate amount of $2,546,000 representing the deemed fair value of the warrants at the date of grant using the Black-Scholes option pricing model. The principal assumptions used in the computation are: volatility of 80%, 10 year term, dividend yield of 0%, deemed fair value at the date of issuance of $3.31 per share and risk free rate of 5%. The charge for these warrants is recorded as additional debt issue costs and was amortized over the expected term of the subordinated convertible note of six months.

                              US SEARCH.COM INC.

11.  Income Taxes:

     Prior to November 22, 1997 (termination of the S Corporation election), the Company elected to file its income tax returns under the S Corporation provisions of the Internal Revenue Code and for California Franchise tax purposes. In accordance with the Federal income tax provisions, corporate earnings flow to, and are taxed solely at, the stockholder level. Under the provisions of the California Franchise tax law, S Corporation earnings are subject to a reduced state income tax rate (minimum $800) with the remainder taxed at the individual shareholder level.

The provision for income taxes reflects the minimum California Franchise tax for 1997, 1998 and 1999. From the date the Company was founded until November 21, 1997, the Company operated as an S Corporation.

     Since November 22, 1997, the Company has been subject to corporate taxation as a C Corporation. For the period of November 22, 1997 through December 31, 1999, the Company had a net operating loss.

     Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes consisted of the following at December 31, 1998 and 1999:

                                                                 December 31,
                                                         --------------------------
                                                            1998             1999
                                                         ---------        ---------
     Deferred tax assets:

      Net operating loss carryforwards...............      1,375,000   $  9,316,000
      Allowance for doubtful accounts................         26,000         30,000
      Accounts payable and accrued liabilities.......      2,001,000      1,745,000
                                                         -----------   ------------
        Total deferred tax assets....................      3,402,000     11,091,000
      Less, Valuation allowance......................     (3,343,000)   (10,477,000)
                                                         -----------   ------------
        Net deferred tax assets......................         59,000        614,000
     Deferred tax liabilities:
      State taxes....................................        (59,000)      (499,000)
      Depreciation and amortization..................             --       (115,000)
                                                         -----------   ------------
        Net deferred tax liabilities.................        (59,000)      (614,000)
                                                         -----------   ------------
        Net deferred tax.............................    $        --   $         --
                                                         ===========   ============

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Based upon the level of historical losses and projections of future taxable income over the periods in which the deferred tax assets are deductible, a full valuation allowance has been provided as management believes that it is more likely than not based upon available evidence that the deferred tax assets will not be realized.

                              US SEARCH.COM INC.

     As of December 31, 1999, the Company has federal and state net operating loss carryforwards of approximately $23,830,000 and $13,719,000, respectively. The federal net operating loss carryforwards will begin to expire in 2017, and the state net operating loss carryforwards will begin to expire in 2002. The Company's ability to utilize net operating loss carryforwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, occurs in the future.

     The Company's effective tax rate for the fiscal year ended December 31, 1998 and 1999 differ from the statutory federal income tax rate as follows:

                                                                   1998      1999
                                                                   ----      ----
     Tax provision at the statutory rate.....................       (34%)   (34.0%)
     State taxes, net of federal benefit.....................        (6%)     0.3%
     Change in valuation allowance...........................        40%     33.7%
                                                                   ----      ----
                                                                     --        --
                                                                   ====      ====

12.  Supplemental Cash Flow Disclosure:

     Supplemental cash flow disclosure is comprised of:

                                                              1997       1998        1999
                                                            -------    --------    --------
     Cash paid during the year for:
       Interest......................................      $ 106,000   $ 195,000   $ 358,000
       Income taxes..................................          1,000       1,000       1,000

     Non-cash investing and financing activities:
       Inception of capital leases...................          1,900      30,000
       Conversion of trade payable to Note payable...        637,000          --          --
       Conversion of notes payable to common stock...             --          --   5,500,000

     During the year ended December 31, 1997, a stockholder loan from the Company in the amount of $234,000 was extinguished through his personal assumption of a $296,000 notes payable of the Company. In the year ended December 31, 1998, the Company re-assumed the debt from the stockholder (see
Note 9).

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of US Search.com Inc.:

Our report on the financial statements of US Search.com is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have audited the related financial statement schedule as of December 31, 1999, 1998 and 1997 and for each of the three years in the period ended December 31, 1999 as listed on the index on page F-1 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/  PricewaterhouseCoopers LLP

Woodland Hills, California
January 25, 2000

                              US SEARCH.COM INC.

                                  SCHEDULE II
                       Valuation and Qualifying Accounts
                   Years Ended December 31, 1999, 1998, 1997

Year   Item                             Balance at    Additions   Deductions    Balance at
Ended                                   beginning of  charged to                end of year
                                        year          expenses
1999   Allowance for doubtful accounts  $ 64,000      $ 190,000   $ (180,000)   $ 74,000
1998   Allowance for doubtful accounts  $ 87,000      $ 364,000   $ (387,000)   $ 64,000
1997   Allowance for doubtful accounts  $      -      $ 153,000   $  (66,000)   $ 87,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             US SEARCH.COM.INC
                                             (Registrant)

Dated: March 29, 2000
                                             /s/ BRENT N. COHEN

                                             Brent N. Cohen, Chief Executive
                                             Officer and Director

Dated: March 29, 2000

                                             /s/ WILLIAM G. LANGLEY

                                             William G. Langley
                                             Vice President and Chief Financial
                                             Officer

          POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brent N. Cohen and William G. Langley, or either of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates stated.


                                             US SEARCH.COM INC.
                                             (Registrant)

Dated: March 29, 2000

                                             /s/ PETER LOCKE

                                             Peter Locke
                                             Co-Chairman of the Board

Dated: March 29, 2000
                                             /s/ DONALD KUSHNER

                                             Donald Kushner
                                             Co-Chairman of the Board

Dated: March 29, 2000
                                             /s/ BRENT N. COHEN

                                             Brent N. Cohen
                                             Chief Executive Officer and
                                             Director

Dated: March 29, 2000
                                             /s/ WILLIAM G. LANGLEY

                                             William G. Langley
                                             Vice President and
                                             Chief Financial Officer

Dated: March 29, 2000

                                                  /s/ ALAN  S. MAZURSKY

                                                  Alan S. Mazursky
                                                  Vice President and Financial
                                                  Principal Accounting Officer

Dated: March 29, 2000

                                                  /s/ ALAN C. MENDELSON


                                                  Alan C. Mendelson
                                                  Director

Dated: March 29, 2000

                                                  /s/ NICHOLAS ROCKEFELLER


                                                  Nicholas Rockefeller
                                                  Director

Dated: March 29, 2000

                                                  /s/ HARRY CHANDLER


                                                  Harry Chandler
                                                  Director

                               INDEX TO EXHIBITS

Exhibit No.                             Description
-----------                             -----------

3.1*           Certificate of Incorporation

3.1.1* Certificate of Amendment of Certificate of Incorporation, dated May 12, 1999, changing corporate name to US SEARCH.com Inc.

3.2*           Bylaws

4.1*           Form of Common Stock Certificate

4.2* Warrant to purchase up to 453,391 shares of Common Stock, dated September 14, 1998, issued by US SEARCH to The Kushner-Locke Company

4.3* 10% Convertible Subordinated Notes for up to $5,500,000, dated January 7, 1999, issued by US SEARCH to The Kushner-Locke Company

4.4* Warrant to purchase up to 906,782 shares of Common Stock, dated January 7, 1999, issued by US SEARCH to The Kushner-Locke Company

10.1* Form of Indemnity Agreement between US SEARCH and its directors and officers

10.2*          1998 Amended and Restated Stock Incentive Plan

10.2.1* Form of 1998 Stock Incentive Plan Stock Option Award Agreement between US SEARCH and its employees, directors, and consultants

10.3*          1999 Non-Employee Directors' Stock Option Plan

10.3.1* Form of 1999 Non-Employee Directors' Stock Option Plan Nonstatutory Stock Option between US SEARCH and its non-employee directors

10.3.2* Form of 1999 Non-Employee Directors' Stock Option Plan Notice of Exercise between US SEARCH and its non-employee directors

10.4* Standard Office Lease - Gross, dated January 24 1996, between US SEARCH and Daishin U.S. A. Co., Ltd.

10.4.1* Addendum to Standard Lease - Option(s) to Extend, dated January 24, 1996, between US SEARCH and Daishin U.S.A. Co., Ltd.

10.5* Amended and Restated Employment Agreement, date September 14, 1998, between US SEARCH and Nicholas Matzorkis

10.6* Employment Agreement, dated February 3, 1999, between US SEARCH and C. Nicholas Keating, Jr.

10.7* Employment Agreement, dated March 18, 1999, between US SEARCH and William G. Langley

10.8* Employment Agreement, dated March 17, 1999, between US SEARCH and Robert J. Richards

10.9* Employment Agreement, dated March 18, 1999, between US SEARCH and Meg Shea-Chiles

10.10* Administrative Services Agreement, dated July 1, 1998, between The Kushner-Locke Company and US SEARCH

10.11+* Addendum to Lycos, Inc. Advertising Contract, dated March 1, 1999, between US SEARCH and Lycos, Inc.

10.11.1+*      Lycos, Inc. Advertising Contract, dated February 1, 1999, between
               Lycos, Inc. and US SEARCH

Exhibit No.                             Description
----------                              -----------

10.12+* Amended and Restated Content Provider Agreement dated as of August 24, 1998, between InfoSpace, Inc., US SEARCH and The Kushner-Locke Company (the "InfoSpace Agreement")

10.13* Settlement Agreement, dated September 14, 1998, by and among The Kushner-Locke Company, Nicholas Matzorkis and US SEARCH.

10.14* Shareholders' Agreement dated September 14, 1998, by The Kushner-Locke Company and Nicholas Matzorkis.

10.15+*        Amendment to the InfoSpace Agreement dated March 15, 1999

10.16+* Advertising Agreement and Insertion Orders date September 4, 1998, between InfoSeek Corporation and US SEARCH

10.17+* Terms and Conditions and Sponsorship Proposal dated March 2, 1999, and Addendum to contract dated March 11, 1999, between Snap! LLC and US SEARCH

10.18+* Advertising and Promotion Agreement dated June 7, 1999 between Yahoo! Inc. and US SEARCH.

10.19+** Data Processing Service Agreement dated July 1, 1999 between DBT Online, Inc. and US SEARCH.com Inc.

10.20*** Lease Agreement dated September 9, 1999 between US SEARCH.com Inc. and The Mortensen Trust

10.21 Employment Agreement, dated February 3, 2000, between US SEARCH and Brent N. Cohen

21.1           Subsidiaries of the Registrant

23.1           Consent of PricewaterhouseCoopers LLP

24.1           Power of Attorney (see signature page)

27.1           Financial Data Schedule

__________


* Filed with the Company's Registration Statement on Form 1, File No. 333-76099, declared effective on June 24, 1999, incorporated herein by reference.

** Filed with the Company's Quarterly Report on Form 10-Q for the period ending June 30, 1999, incorporated herein by reference.

*** Filed with the Company's Quarterly Report on Form 10-Q for the period ending September 30, 1999, incorporated herein by reference.

+    Confidentiality granted with respect to certain portions.