Form 10-Q
period 2000-03-31
US SEARCH CORP COM
filed 2000-05-15
CIK 1083087

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q
                                  (Mark one)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                 For the quarterly period ended March 31, 2000

                                      or

[_]  Transition Report Pursuant to Section 13 or 15(d)of the Securities Exchange
   Act of 1934 for the transition period from __________ to _______________


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

             5401 Beethoven Street, Los Angeles, California 90066
         (Address of principal executive offices, including zip code)

                                (310) 302-6300
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes [X] No [_], and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


There were 17,937,744 shares of outstanding Common Stock of the registrant as of May 12, 2000.

                              US SEARCH.COM INC.
            Form 10-Q for the quarterly period ended March 31, 2000



                                 INDEX                              Page Number

Part I.    FINANCIAL INFORMATION                                              3

Item 1.    Financial Statements                                               3

           Balance Sheets as of March 31, 2000 and December 31, 1999          3

           Statements of Operations for the three month periods ended March
           31, 2000 and March 31, 1999                                        4

           Statements of Cash Flows for the three month periods ended March
           31, 2000 and March 31, 1999                                        5

           Notes to Financial Statements                                      6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          8

Item 3.    Quantitative and Qualitative Disclosures about Market Risks       20

Part II.   OTHER INFORMATION                                                 21

Item 1.    Legal Proceedings                                                 21

Item 2.    Changes in Securities and Use of Proceeds                         21

Item 3     Defaults Upon Senior Securities                                   21

Item 4.    Submission of Matters to a Vote of Security Holders               21

Item 5.    Other Information                                                 21

Item 6.    Exhibits and Reports on Form 8-K                                  21

SIGNATURES                                                                   22

INDEX TO EXHIBITS                                                            23

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                              US SEARCH.COM  INC.

                                BALANCE SHEETS

                                                                      March 31, 2000   December 31, 1999
                                                                      --------------   -----------------
                                                                        (Unaudited)
ASSETS:
Current assets:
      Cash and cash equivalents                                       $   12,128,000   $      17,382,000
      Restricted cash                                                      2,000,000           2,000,000
      Accounts receivable, less allowance for doubtful
        accounts of $98,000 (2000) and $74,000 (1999)                        319,000             131,000
      Other current assets                                                 3,176,000           3,608,000
                                                                      --------------   -----------------
        Total current assets                                              17,623,000          23,121,000

Property and equipment, net                                                2,981,000           2,218,000
Other assets                                                                 321,000             311,000
                                                                      --------------   -----------------
          Total assets                                                $   20,925,000   $      25,650,000
                                                                      ==============   =================

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
      Accounts payable                                                $    5,349,000   $       5,438,000
      Accrued liabilities                                                    933,000             623,000
      Notes payable, current portion                                          26,000              25,000
      Capital lease obligations, current portion                             122,000              22,000
                                                                      --------------   -----------------
        Total current liabilities                                          6,430,000           6,108,000

Notes payable, net of current portion                                          8,000              15,000
Capital lease obligations, net of current portion                            218,000              22,000
Other non-current liabilities                                                 11,000              16,000
                                                                      --------------   -----------------
          Total liabilities                                                6,667,000           6,161,000
                                                                      --------------   -----------------

Commitments and contingencies (Note 3)

Stockholders' equity:

      Preferred stock, $.001 par value; authorized 1,000,000
          shares; none issued and outstanding                                      -                   -
      Common stock, $.001 par value; authorized 40,000,000 shares;
          issued and outstanding 17,934,644 (2000)
          and 17,421,644 (1999)                                               18,000              17,000
      Additional paid-in capital                                          54,651,000          53,790,000
      Unearned deferred compensation                                        (487,000)         (1,099,000)
      Accumulated deficit                                                (39,924,000)        (33,219,000)
                                                                      --------------   -----------------
          Total stockholders' equity                                      14,258,000          19,489,000
                                                                      --------------   -----------------
          Total liabilities and stockholders' equity                  $   20,925,000   $      25,650,000
                                                                      ==============   =================

       The accompanying notes are an integral part of these statements.

                              US SEARCH.COM INC.
                           STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                        Three Months Ended March 31,
                                                        -----------------------------
                                                           2000               1999
                                                        -----------       -----------
              Net revenue                               $ 7,450,000       $ 3,296,000
              Cost of services                            3,173,000         1,051,000
                                                        -----------       -----------
                    Gross profit                          4,277,000         2,245,000
                                                        -----------       -----------

              Operating expenses:
                    Selling and marketing                 7,445,000         2,729,000
                    General and administrative            3,884,000           846,000
                    Charge (credit) for compensation
                    related to stock options               (117,000)          876,000
                                                        -----------       -----------
                    Total operating expenses             11,212,000         4,451,000
                                                        -----------       -----------

              Loss from operations                       (6,935,000)       (2,206,000)
              Interest income                               238,000                 -
              Interest expense                              (11,000)       (2,786,000)
              Amortization of debt issue costs                    -        (1,603,000)
              Other income, net                               3,000                 -
                                                        -----------       -----------
                    Loss before income taxes             (6,705,000)       (6,595,000)
              Provision for income taxes                          -             1,000
                                                        -----------       -----------
                    Net loss                            $(6,705,000)      $(6,596,000)
                                                        ===========       ===========

              Basic and diluted net loss per share      $     (0.38)      $     (0.69)
                                                        ===========       ===========
              Weighted-average shares outstanding
                    used in per share calculation        17,525,675         9,521,211
                                                        ===========       ===========

       The accompanying notes are an integral part of these statements.

                              US SEARCH.COM INC.

                           STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                   Three Months Ended March 31,
                                                  -----------------------------
                                                       2000            1999
                                                  -------------    ------------
Cash flows from operating activities:
  Net loss.......................................   $(6,705,000)   $(6,596,000)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
  Depreciation and amortization..................       177,000         42,000
  Provision for doubtful accounts................        76,000         98,000
  Charge for warrants and beneficial conversion
   feature issued to majority stockholder........             -      2,639,000
  Amortization (credit) of unearned
   compensation..................................      (117,000)       876,000
  Amortization of debt issue costs...............             -      1,603,000
  Gain on disposal of property and equipment.....        (1,000)
  Related-party charges..........................             -        231,000
  Change in assets and liabilities:
   Accounts receivable...........................      (107,000)       (88,000)
   Accounts payable..............................       (89,000)      (504,000)
   Accrued liabilities...........................       310,000       (124,000)
   Prepaid and other.............................       260,000        (27,000)
                                                    -----------    -----------
Net cash used in operating activities............    (6,195,000)    (1,850,000)
                                                    -----------    -----------
Cash flows from investing activities:
  Purchase of property and equipment.............      (609,000)       (59,000)
  Proceeds from disposal of property and
   equipment.....................................         3,000              -
                                                    -----------    -----------
Net cash used in investing activities............      (606,000)       (59,000)
                                                    -----------    -----------
Cash flows from financing activities:
  Repayments of line of credit...................             -       (348,000)
  Repayments of third party notes payable........        (6,000)      (111,000)
  Advances from related parties..................             -      2,300,000
  Repayments of capital lease obligations........       (37,000)       (15,000)
  Proceeds of stock option exercise..............     1,590,000              -
                                                    -----------    -----------
Net cash provided by financing activities........     1,547,000      1,826,000
                                                    -----------    -----------
Net decrease in cash and cash equivalents........    (5,254,000)       (83,000)
Cash at beginning of period......................    17,382,000         99,000
                                                    -----------    -----------
Cash at end of period............................   $12,128,000    $    16,000
                                                    ===========    ===========
Non cash investing and financing activities:
  Capital lease obligations......................       331,000              -


       The accompanying notes are an integral part of these statements.

                              US SEARCH.COM INC.

                         NOTES TO FINANCIAL STATEMENTS

1. Organization and Business:

   US SEARCH.com Inc. (the "Company") provides individual, corporate and professional clients with a single, comprehensive access point to a broad range of individual reference services and background screening services. Individual reference services include personal identifying information about individuals that can be used to identify, locate or verify the identity and background of an individual. The Company was formed as a California S Corporation in 1994, and converted to a C Corporation in November 1997.

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

   The unaudited condensed financial statements reflect, in the opinion of management, all adjustments which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of March 31, 2000, and the results of its operations and its cash flows for the three month periods ended March 31, 2000 and 1999. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

Stock Split

   In June 1999, the Company authorized a 906.782-for-one stock split pursuant to a stock dividend to its current stockholders which became effective on June 22, 1999. The share information in the accompanying financial statements has been retroactively restated to reflect the effect of the stock split.

Restricted Cash

   As of March 31, 2000, $2,000,000 was pledged as collateral principally in connection with an outstanding letter of credit relating to a building lease agreement.

Net Loss Per Common Share

   Basic net loss per common share is computed using the weighted average number of shares of common stock and diluted net loss per common share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding. Common equivalent shares related to stock options and warrants are excluded from the computation when their effect is antidilutive. As of March 31, 2000 the number of stock options that were antidilutive amounted to 2,732,744. As of March 31, 1999, there were 1,459,914 options, 906,782 warrants and 1,586,868 shares issuable on the conversion of the subordinated note which are excluded from the computation of diluted earnings per share because their inclusion would have been antidilutive.

                              US SEARCH.COM INC.

                                  (unaudited)


3. Commitments And Contingencies:

Strategic Alliance Commitments

   The Company has several cancelable and non-cancelable distribution and marketing agreements with various Internet companies. Terms of these agreements provide for varying levels of exclusivity and minimum and maximum fees payable based on the number of banners, buttons and text links displayed on affiliate web sites. The Company also has committed to purchase television advertising from various media companies. At March 31, 2000, the minimum non-cancelable payments under these agreements are approximately $8,527,000 for the remainder of 2000, $3,920,000 for 2001 and $1,000,000 for 2002.

Purchase Commitments:

   In July 1999, the Company entered into an agreement with a supplier of online information services data pursuant to which the Company has committed to purchase approximately $20 million worth of such data and information over a five and one-half year term. The minimum non-cancelable payments under this agreement are $2,700,000 for the remainder of 2000, $3,600,000 for 2001 and $4,200,000 for 2002-2004.

Lease Agreement

   In September 1999, the Company entered into a five-year lease for a 52,500 square foot facility located in the Marina Del Rey area of Los Angeles, California. Under the terms of the lease agreement, the Company is committed to make total rental payments of $5.3 million over the term of the lease.

4. Stock Options:

   During the quarter ended March 31, 2000, 1,747,900 options were granted pursuant to the 1998 Stock Incentive Plan, at an average exercise price of $8.06 and 513,000 shares were exercised at an average exercise price of $3.10. As of March 31, 2000, there were 2,732,744 options outstanding of which 378,773 were exercisable.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY'S BUSINESS, MANAGEMENT'S BELIEFS AND ASSUMPTIONS MADE BY MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," "LIKELY," VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS AND OUTCOMES MAY DIFFER MATERIALLY FROM WHAT IS EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE THOSE SET FORTH BELOW UNDER "FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION" AND ELSEWHERE IN THIS REPORT AS WELL AS THOSE NOTED IN OUR ANNUAL REPORT ON FORM 10-K (FILE NO. 0-26149) AND OUR OTHER PUBLIC FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD- LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO THESE DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION TITLED "FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION" IN THIS REPORT.

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

   Revenue for our services are recognized when the results are delivered to the client. The terms of sale do not provide for refunds after our services have been delivered, however, in instances where the clients indicate that the initial search result was unsuccessful, we may perform another search or provide a refund at our discretion. In addition, where clients desire additional information they can request to broaden the scope of their "Instant Searches" and we may apply a portion of the cost of the client's "Instant Searches" towards the cost of the more comprehensive search.

   We are expanding our available services to corporate and professional clients. We expect a longer sales cycle as we collaborate with clients and educate them on the use and benefits of our services. We expect our revenues in the future, especially from corporate and professional clients, to be dependent in large part on our ability to establish relationships with partners that integrate and market our services as part of their own product and service offerings. We have little or no influence over the marketing efforts of these partners and the success of the products and services offered by them. Our partners are generally under no minimum payment obligations. As a result, we have limited ability to evaluate the success of our partnership efforts and predict the realization or timing of any revenues from corporate and professional clients.

     Our cost of services consists primarily of payroll expenses, data acquisition costs, local and long distance telephone charges associated with providing our services, and an allocable portion of network and technology infrastructure. Our cost of services is likely to increase substantially as we obtain access to new data and information sources and expand infrastructure to support an increase in marketing and sales personnel to address existing and anticipated demand for our services.

     We have an agreement with a supplier of online information services data to purchase approximately $20 million worth of such data over a five and one-half year term. The minimum non-cancelable payments under this agreement are $2.7 million for the remainder of 2000, $3.6 million for 2001 and $4.2 million for 2002-2004.

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

     We have non-cancelable advertising and marketing agreements with several Internet companies. These agreements provide for varying levels of exclusivity and require us to make monthly minimum payments based on the number of impressions displayed on affiliate Web sites. The Company also has committed to purchase television advertising from various media companies. As of March 31, 2000, the minimum non-cancelable payments required under these agreements are approximately $8.5 million during the remainder of 2000, $3.9 million in 2001, and $1.0 million in 2002.

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

     We incurred significant net losses of approximately $399,000 in 1997, $6.8 million in 1998, $26.4 million in 1999 and $6.7 million for the quarter ended March 31, 2000. At March 31, 2000, we had an accumulated deficit of approximately $39.9 million. We expect to incur significant additional losses and continued negative cash flow from operations for the next year.

     We recorded a non-cash interest charge of approximately $2.6 million in the first quarter of 1999 relating to the beneficial conversion feature of the convertible subordinated note issued to Kushner-Locke in January 1999. This charge was calculated using the deemed fair value of common stock on the date each advance was made to us subtracting the conversion price and multiplying the resulting amount by the number of shares into which the advance is convertible.

The value assigned to the beneficial conversion feature was no greater than the amount of each advance made under the convertible subordinated note.

     We also recorded in the first quarter of 1999 $1.3 million relating to warrants issued to Kushner-Locke in January 1999. This charge represents the deemed fair value of the warrants, which is the per share value derived by applying the Black-Scholes option pricing model to our underlying shares of common stock and multiplying that value by the number of shares of common stock issuable upon exercise of the warrants.

     Since the first quarter of 1999, we have granted certain stock options to employees and non-employee directors and will continue to grant options under the Amended and Restated 1998 Stock Incentive Plan and the 1999 Non-Employee Directors' Stock Option Plan. We recorded unearned deferred compensation of approximately $3.2 million, representing the difference between the deemed fair value of our common stock for accounting purposes and the exercise price of such options at the date of grant. This amount was recorded as a reduction of stockholders' equity and amortized over the vesting period of the applicable options. During the quarter ending March 31, 2000, a credit was recorded to deferred compensation to account for the cancellation of certain options granted in 1999. As a result, we currently expect to amortize the remaining unearned deferred compensation at March 31, 2000 as follows: $269,000 in the remainder of 2000; $185,000 in 2001; $32,000 in 2002; and $1,000 in 2003.

Results of Operations

Comparison of the Three Months Ended March 31, 2000 to the Three Months Ended March 31, 1999

     Net Revenues. Our net revenues increased to approximately $7.5 million for the three months ended March 31, 2000, or 126%, from approximately $3.3 million for the three months ended March 31, 1999. The increase is primarily attributable to an increase in the number of Internet-based transactions which occurred as a result of increased web site visitor traffic. The growth in Web site traffic was driven by increased advertising on a greater number of Internet search engines and popular Web sites.

     Gross Profit. Gross profit increased to approximately $4.3 million for the three months ended March 31, 2000, or 91%, from approximately $2.2 million for the three months ended March 31, 1999. Gross profit as a percentage of net revenues was approximately 57% and 68% for the three month periods ended March 31, 2000, and March 31, 1999, respectively. Cost of services increased to approximately $3.2 million for the three months ended March 31, 2000, or 202%, from approximately $1.1 million for the three months ended March 31, 1999. As a percentage of net revenues, cost of services was approximately 43% and 32% for the three month periods ended March 31, 2000 and March 31, 1999, respectively. Data acquisition and fulfillment costs as a percentage of revenues increased due to the introduction of certain lower- priced public record report products. Telephone costs decreased as a percentage of net revenues primarily due to a lower percentage of 900-number telephone billings. Labor costs increased as a percentage of net revenues primarily due to increased hourly wage rates and the growth in personnel involved in handling the increased volume of service requests.

     Selling and Marketing Expenses. Selling and marketing expenses increased to approximately $7.4 million for the three months ended March 31, 2000, from approximately $2.7 million for the three months ended March 31, 1999. As a percentage of net revenues, advertising and marketing expenses increased to approximately 100% for the three months ended March 31, 2000, from approximately 83% for the three months ended March 31, 1999. This increase is primarily attributable to an increase in the level of Internet-based advertising.

     General and Administrative Expenses. General and administrative expenses increased to approximately $3.9 million for the three months ended March 31, 2000, from approximately $846,000 for the three months ended March 31, 1999. As a percentage of net revenues, general and administrative expenses increased to approximately 52% for the three months ended March 31, 2000, from approximately 26% for the three months ended March 31, 1999. This increase in general and administrative expenses in absolute dollars is primarily attributable to the cost associated with the hiring of additional management and administrative personnel. Included in the quarter ended March 31, 2000 are approximately $450,000 of expenses relating to the replacement of our chief executive officer.

     Charge for compensation related to stock options. During the three month period ended March 31, 2000, a net credit of approximately $117,000 was recorded in connection with options granted in 1999. The credit was recorded to adjust for the cancellation of options issued in 1999 to former employees. We expect to incur a charge of approximately $269,000 for the remainder of 2000, $185,000 for 2001, $32,000 for 2002 and $1,000 for 2003 in connection with these options, compared to a compensation charge of $876,000 for the three months ended March 31, 1999.

     Interest Income (Expense). Interest income, net of interest expense increased to $227,000 for the three months ended March 31, 2000 compared to interest expense of $2,786,000 for the three months ended March 31, 1999. For the three months ended March 31, 2000, interest income was earned on the cash proceeds from the sale of our common stock in the initial public offering, while no such cash balances were available for investing during the three months ended March 31, 1999. Interest expense during the quarter ended March 31, 1999 contains $2.6 million of expense with respect to the beneficial conversion feature associated with the convertible subordinated notes issued to Kushner-Locke in January 1999.

Liquidity and Capital Resources

As of March 31, 2000, cash and cash equivalents decreased to $12.1 million (excluding $2.0 million of restricted cash pledged as collateral in connection with our new building lease) from $17.4 million at December 31, 1999 primarily as a result of operating losses.

     Cash used in operations increased to $6.2 million for the three months ended March 31, 2000 as compared to $1.9 million for the three months ended March 31, 1999. This increase is primarily attributable to increased expenditures on Internet-based advertising and increased general and administrative expenses relating to the hiring of executive personnel and the development of information technology infrastructure.

     Cash used in investing activities increased to $606,000 for the three months ended March 31, 2000 as compared to $59,000 for the three months ended March 31, 1999. This increase is primarily attributable to increased purchases of computer hardware and software and other fixture and equipment in connection with our new premises.

     Cash provided by financing activities decreased to approximately $1.5 million for the three months ended March 31, 2000 as compared to $1.8 million for the three months ended March 31, 1999. During the three months ended March 31, 2000 we received $1.6 million from the exercise of employee stock options, while during the three months ended March 31, 1999 we received $2.3 million from Kushner-Locke from the issuance of convertible subordinated notes.

     Since inception we have experienced negative cash flow from operations and expect to continue to experience significant negative cash flow from operations in the foreseeable future. We currently believe that our existing capital resources will be sufficient to meet our cash requirements through the next 12 months. In addition, we are currently exploring alternatives for raising additional capital. No assurance is given that we will not be required to raise additional financing prior to that time. Furthermore, there is no assurance that additional financing will be available when needed or that, if available, the financing will be on favorable terms. If the financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business and results of operations.

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

We have incurred significant net losses and we may never achieve profitability

We incurred significant net losses of approximately $399,000 in 1997, $6.8 million in 1998, $26.4 million in 1999 and $6.7 million in the first quarter ended March 31, 2000. As of March 31, 2000, we had an accumulated deficit of approximately $39.9 million. We expect to incur significant additional losses and continued negative cash flow from operations for the remainder of 2000. We may never achieve profitability.

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

 . fluctuations in the cost of television, radio, print and Internet-based advertising, for example, television advertising prices are generally higher during the last quarter of the calendar year due to the seasonal trends in programming and consumer viewing patterns;

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

 . anticipating and responding to the introduction of new or enhanced services by our competitors, or more generally to increase demand for our services, for example, we reduced the price of our Internet-based services in December 1998 to further increase demand for these services; and

 . service interruption and delays or inability to access our services as a result of computer viruses, physical or electronic break-ins and similar disruption.

We face competition from many sources

     The market in which we operate is highly competitive and highly fragmented. Currently, our competition falls into four categories:

 .    free individual locator and information services, including services offered by Internet search engines, telephone companies and other third parties who publish free printed or electronic directories;

 .    fee-based Internet search services offering comparable services, such as
     KnowX.com, which, during the quarter ending September 30, 1999 was acquired by DBT Online, our primary data supplier; firms offering more comprehensive data and information, and which are already serving the business to business market, such as ChoicePoint, Inc., (which recently announced a merger with DBT Online, our primary data supplier); LEXIS- NEXIS, a division of Reed Elsevier Inc., The Dun & Bradstreet Corporation, Equifax, Experian, Trans Union, Reuters Limited and Avert, Inc.

 .    local, regional and national private investigation firms, such as Kroll-
     O'Gara Company, Pinkerton, the Proudfoot Reports Division of ASI Solutions, Inc., and a significant number of companies operating on either a national scale or a local or regional basis.

Some of these competitors do not currently offer their individual reference services or background checking over the Internet, but they may do so in the future. There are no significant barriers that would prevent new companies from entering the market in which we operate. In addition, some of our current suppliers and companies with which we have advertising agreements may compete with us in the future, which may make it more difficult to advertise our services effectively on their Web sites.

We may be unable to respond to the competitive efforts of other companies

Many of our competitors have greater financial and marketing resources than we do and may have significant competitive advantages through other lines of business, their existing client base and other business relationships. These competitors and other potential competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote more resources to developing information search services for individual or corporate clients than we are willing or able to accomplish. Our competitors or potential competitors may develop services that are superior to ours, develop services less expensive than ours or that achieve greater market acceptance than our services. We may not be able to successfully compete against our current or future competitors with respect to any of these factors. As a response to changes in the competitive environment, we may make pricing, service or marketing decisions such as reducing our prices or increasing our advertising, all of which may affect our operating results. If we are unsuccessful in responding to our competitors, our business, financial condition and results of operations will be materially adversely affected.

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

We depend on a limited number of service offerings for a significant portion of our revenues

     We have historically derived a substantial portion of our revenues from a small number of service offerings, particularly our individual locator, individual profile reports and "Instant Searches" services. If we are unable to continue to offer these services or if our costs of providing these services increase such that we can no longer offer these services at competitive prices, our business and results of operations may be materially adversely affected.

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

     In our efforts to increase the market acceptance of our services and to more effectively market our services to corporate and professional clients, we intend to continue to develop and establish relationships with key partners and enter into affiliate and co-marketing programs. Our intent is that these partners will promote our services or incorporate our services into their products and services intended for the corporate and professional markets. We have little or no ability to influence the marketing efforts of these partners and these partners may fail to dedicate adequate resources necessary to successfully develop and market products which incorporate our services. As a result, our success in the corporate and professional market is dependent in part on factors which are outside our control which include the performance of our partners and the market acceptance of our partners' products and services.

Agreements with partners may not result in any increase in our revenues or improvement in our operations or financial conditions.

     Existing arrangements with partners, for example, those with NetHot Development, BeFree and Employee Matters generally do not contain minimum purchase commitments or payment obligations. Similarly, new agreements with additional partners may not contain any minimum purchase commitments or payment obligations or may be limited to a pilot or test program. As a result, existing agreements and new agreements, if any, with partners may not result in any meaningful increase in our revenues, or any improvement in our operations or financial condition.

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

We depend on our marketing agreements with Internet companies

     An important element of our current business strategy is to maintain relationships with an increasing number of Internet search engines and popular Web sites for advertising and to direct and attract traffic to our Web site. Advertising on the Internet is expensive, new and evolving. The effectiveness of Internet-based advertising is not clear. Under our marketing and advertising agreements, we are typically required to make payments in advance of running ads on a Web site. Internet companies display our text, banner or logo, often referred to as "impressions," on their Web sites. These impressions may not lead to sales of our services, and our payment is required whether or not the advertising was effective. We may not be able to maintain our existing marketing relationships with other Internet companies. We may also be unable to enter into new marketing relationships with Internet companies, which generate adequate returns to offset related costs. Internet-based advertising expenses comprised over 47% of our total operating expenses for the 3-month period ended March 31, 2000. We currently anticipate that these expenses will continue to constitute a significant portion of our total operating expenses in future periods. Due to our limited operating experience, we are unable to accurately forecast the revenues these agreements will generate. Any termination of existing agreements or failure to enter into new agreements with Internet companies on terms favorable to us, could have a material adverse effect on our business, financial condition and results of operations.

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

Our limited experience offering business services on the Internet could make it difficult for us to expand this business

     Our success and future growth depends on our ability to expand the nature and number of our services offered on the Internet especially our business to business product offerings. Historically, we offered our services primarily through our toll free telephone number, 1-800 U.S. SEARCH. Since December 1998, we began offering our Internet-based "Instant Searches." Additionally, we intend to increase the number and range of business services and "Instant Searches" available on our Web site. Our limited experience may make it difficult for us to continually increase Internet traffic and transactions on our Web site. In particular, it may be difficult for us to adequately predict business response to our Internet advertising, causing us to spend more on Internet advertising than planned. Our Internet advertising may also be ineffective in strengthening our brand, increasing awareness of our business services, particularly our business to business services, or generating additional traffic or sales. The loss of one or more marketing relationships with Internet companies could adversely impact our ability to generate additional traffic or sales. If we fail to generate additional traffic, or if we fail to increase demand for our Internet-based services as a result of any additional traffic, our business, financial condition and results of operations could be materially adversely affected.

If we are unable to expand and improve our infrastructure and operational capacity, we will be unable to grow and our business and our financial condition will suffer

     The recent growth of our business has placed significant strain on our communication and networking infrastructure. From time to time, demand for our services following television or Internet-based advertising has exceeded our infrastructure and operational capacity. Clients may experience delays during times when demand for our services exceeds our operational capacity. These instances are independent of any service interruptions related to disruption of our Web site or other systems. For example, we have in the past experienced longer response times to client telephone calls during periods of high calling volume because we lacked adequate capacity through our telephone systems and operations and support personnel to handle the increased number of calls. Similarly, we have experienced slower Web site response times during periods of high traffic because our Internet servers lacked adequate capacity. If these events occur again, we may lose clients and our reputation may be damaged. This growth has also increased the demands on our management team and technical, sales and operational resources. We anticipate that continued growth will require us to implement and improve our operational, financial and management information systems. In addition, we will need to invest in new and expanded computer, telecommunication and information systems that better address our existing capacity constraints. We have relocated to a larger facility that will better address our operational and personnel needs. We have also added executive personnel to manage our infrastructure. As we offer new services and pursue corporate and professional markets, we will need to increase our executive and sales and support personnel. Our business and results of operations will be adversely affected if we are unable to expand and continually improve our infrastructure.

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

We have been a majority owned subsidiary of the Kushner-Locke Company and we may fail to succeed as an independent operating company

Peter Locke and Donald Kushner, the Co-Chairmen of US SEARCH, are the Co-Chairmen and Co- Chief Executive Officers of the Kushner-Locke Company ("Kushner-Locke"), which owns approximately 53.6% of the outstanding common stock. As a result, Kushner-Locke has and is likely to continue to have significant influence over us, giving Kushner-Locke the ability to take a broad range of corporate actions without the approval of the other stockholders, such as:

 .  electing a majority of our Board of Directors;

 .  removing any of our directors;

 .  amending our certificate of incorporation or bylaws;

 . delaying or preventing a change in control, impeding a merger or or other business combination involving us; and

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

We depend on attracting qualified employees and responding to employee turnover for our success

     As of March 31, 2000, we had 202 full-time employees and 12 part-time employees. We anticipate that the number of employees may increase significantly during the next 12 months as we expand our existing service offerings and introduce and market new services to corporate and professional clients. Competition for qualified employees is intense. Our success depends upon our ability to attract and retain additional highly qualified technical, sales and marketing personnel to support growing operations. The process of locating and hiring personnel with the combination of skills and attributes required to carry out our strategy is time-consuming and costly. Our success also depends on our ability to effectively train and maximize the productivity of our existing and future employees. We may also experience higher costs and possible disruption of our business as we hire and train new personnel to replace those lost in the ordinary course of our business or lost in an expansion or relocation of our facility. The loss of key personnel or the inability to attract additional qualified personnel to supplement or, if necessary, to replace existing personnel, could have a material adverse effect on our business and results of operations.

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

     "1-800 U.S. SEARCH" and "Reuniting America Two People at a Time" are our registered trademarks. In addition, we have applied for registered trademark status for "US SEARCH", "The Public Record Portal" and our logo and service marks in the United States and intend to pursue registration internationally through applications. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are made available, online or otherwise. Also, policing unauthorized use of our trademark, service mark or other proprietary rights might be difficult and expensive and we may be unable to protect our brand and our trademarks from third party challenges. Our US SEARCH brand may suffer and our business and results of operations could be materially and adversely affected if we are unable to effectively protect or enforce our trademark, service marks or other proprietary rights.

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

We face significant security risks related to our electronic transmission of confidential information

     We rely on encryption and other technologies to provide system security to effect secure transmission of confidential information, such as credit card numbers. We license these technologies from third parties. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may result in a compromise or breach of the security measures used by us to protect customer transaction data. If any compromise of our security were to occur, it could materially adversely affect our reputation and business. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations and damage to our reputation and customers' willingness to engage in electronic commerce on our Web site. We may be required to expend significant capital and other resources to protect against these security breaches or to alleviate problems caused by these breaches. If our third-party contractors experience security breaches involving the storage and transmission of proprietary information, such as credit card numbers, our reputation may be damaged and we may be exposed to risk of loss or litigation.

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

We could face claims from clients or the subjects of our search reports that are not covered by insurance

     We could be held liable to clients and/or to the subjects of individual search reports prepared by us for inaccurate information or misuse of the information. We have internal practices designed to help ensure that information contained in our services meet industry standards for accuracy. We have retained counsel to ensure that we are in compliance with the Fair Credit Reporting Act and similar state laws with respect to our pre-employment screening services. However, we do not currently maintain liability insurance to cover claims by clients or the subjects of reports. Based on our research, losses from these claims are either uninsurable or the insurance that is available is so limited in coverage that it is not economically practicable. We intend to continue our efforts to obtain insurance coverage for these types of claims but adequate insurance coverage may not be available on terms acceptable to us. Claims of violations of the FCRA or similar state laws may be made against us in the future and the claims, if made, may not be successfully defended. Uninsured losses from claims could materially adversely affect our business and results of operations.

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

Item 3. Quantitative and qualitative disclosures about market risk

        We considered the provisions of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent In Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial instruments at March 31, 2000 and our total liabilities as of March 31, 2000 consist primarily of notes payable and accounts payable which have fixed interest rates and were not subject to any significant market risk.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

On April 3, 2000 a tradename and service mark complaint was filed against the Company in the United States District Court for the Eastern District of Virginia, styled U.S.Search, LLC v USSearch.com Inc. Civil Action No. 00-554-A. The complaint seeks injunctive relief, damages not less than $5 million, costs and other further civil and equitable relief. The Complaint alleges violations of the Lanham Act and common law unfair competition in that the Company's use of the U.S. Search trade name and service mark created actual confusion or likelihood of confusion. The Company has answered the complaint and filed counterclaims against plaintiff U.S.Search LLC for infringement of a federally registered trademark, false designation of origin under section 43(a) of the Lanham Act and common law unfair competition. The Company believes the suit has no merit.

Item 2.   Changes in Securities and Use of Proceeds

None

Item 3.   Defaults upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders.

None

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit No.         Description
-----------         -----------
3.1*           Certificate of Incorporation
3.1.1*         Certificate of Amendment of Certificate of Incorporation, dated
               May 12, 1999, changing corporate name to US SEARCH.com Inc.
3.2*           Bylaws
4.1*           Form of Common Stock Certificate
10.1**         Employment Agreement, dated February 3, 2000, between US SEARCH and Brent N. Cohen
27.1           Financial Data Schedule

* Filed with the Company's Registration Statement on Form S-1, File No. 333-76099, declared effective on June 24, 1999, incorporated herein by reference.
** Filed with the Company's Annual Report on Form 10-K for the year ending December 31, 1999, incorporated herein by reference.


(b) Reports on Form 8-K:

None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              US SEARCH.COM INC.
                                 (Registrant)


Date: May 12, 2000            /s/ WILLIAM G. LANGLEY


                              William G. Langley
                              Vice President, Chief Financial Officer
                              (Principal Financial Officer)



Date: May 12, 2000            /s/ ALAN S. MAZURSKY


                              Alan S. Mazursky
                              Vice President, Finance
                              (Principal Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit No.         Description
-----------         -----------

3.1*           Certificate of Incorporation
3.1.1*         Certificate of Amendment of Certificate of Incorporation, dated
               May 12, 1999, changing corporate name to US SEARCH.com Inc.
3.2*           Bylaws
4.1*           Form of Common Stock Certificate
10.1**         Employment Agreement, dated February 3, 2000, between US SEARCH and Brent N. Cohen
27.1           Financial Data Schedule

* Filed with the Company's Registration Statement on Form S-1, File No. 333-76099, declared effective on June 24, 1999, incorporated herein by reference.
** Filed with the Company's Annual Report on Form 10-K for the year ending December 31, 1999, incorporated herein by reference.