Form 10-Q
period 2000-06-30
US SEARCH CORP COM
filed 2000-08-15
CIK 1083087

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q
                                  (Mark one)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                  For the quarterly period ended June 30, 2000

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934 for the transition period from __________ to __________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes [X] No [_], and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


There were 18,258,244 shares of outstanding Common Stock of the registrant as of August 13, 2000.

                              US SEARCH.COM INC.
            Form 10-Q for the quarterly period ended June 30, 2000


                                         INDEX                              Page Number

Part I.       FINANCIAL INFORMATION                                                   2

Item 1.       Financial Statements                                                    2

              Balance Sheets as of June 30, 2000 and December 31, 1999                2

              Statements of Operations for the six month
              periods ended June 30, 2000 and June 30, 1999                           3

              Statements of Cash Flows for the six month
              periods ended June 30, 2000 and June 30, 1999                           4

              Notes to Financial Statements                                           5

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                               7

Item 3.       Quantitative and Qualitative Disclosures about Market Risks            20

Part II.      OTHER INFORMATION                                                      21

Item 1.       Legal Proceedings                                                      21

Item 2.       Changes in Securities and Use of Proceeds                              21

Item 3        Defaults Upon Senior Securities                                        21

Item 4.       Submission of Matters to a Vote of Security Holders                    21

Item 5.       Other Information                                                      21

Item 6.       Exhibits and Reports on Form 8-K                                       22

SIGNATURES                                                                           23

INDEX TO EXHIBITS                                                                    24

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                              US SEARCH.COM  INC.

                                 BALANCE SHEETS

                                                                        June 30, 2000    December 31, 1999
                                                                        --------------   ------------------
                                                                         (Unaudited)
ASSETS:
Current assets:
      Cash and cash equivalents                                          $  8,987,000         $ 17,382,000
      Restricted cash                                                       2,200,000            2,000,000
      Accounts receivable, less allowance for doubtful
        accounts of $102,000 (2000) and $74,000 (1999)                         89,000              131,000
      Other current assets                                                  1,178,000            3,608,000
                                                                         ------------         ------------
        Total current assets                                               12,454,000           23,121,000

Property and equipment, net                                                 3,570,000            2,218,000
Other assets                                                                  181,000              311,000
                                                                         ------------         ------------
          Total assets                                                   $ 16,205,000         $ 25,650,000
                                                                         ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
      Accounts payable                                                   $  8,444,000         $  5,438,000
      Accrued liabilities                                                   1,731,000              623,000
      Notes payable, current portion                                           29,000               25,000
      Capital lease obligations, current portion                              256,000               22,000
                                                                         ------------         ------------
        Total current liabilities                                          10,460,000            6,108,000

Notes payable, net of current portion                                           1,000               15,000
Capital lease obligations, net of current portion                             337,000               22,000
Other non-current liabilities                                                   5,000               16,000
                                                                         ------------         ------------
          Total liabilities                                                10,803,000            6,161,000
                                                                         ------------         ------------

Commitments and contingencies (Note 3)

Stockholders' equity:

      Preferred stock, $.001 par value; authorized 1,000,000
          shares; none issued and outstanding                                       -                    -
      Common stock, $.001 par value; authorized 40,000,000 shares;
          issued and outstanding 18,258,244 (2000)
          and 17,421,644 (1999)                                                18,000               17,000
      Additional paid-in capital                                           55,153,000           53,790,000
      Note receivable from officer                                           (491,000)                   -
      Unearned deferred compensation                                         (380,000)          (1,099,000)
      Accumulated deficit                                                 (48,898,000)         (33,219,000)
                                                                         ------------         ------------
          Total stockholders' equity                                        5,402,000           19,489,000
                                                                         ------------         ------------
          Total liabilities and stockholders' equity                     $ 16,205,000         $ 25,650,000
                                                                         ============         ============

    The accompanying notes are an integral part of these statements.

                               US SEARCH.COM INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                               Three Months Ended              Six Months Ended
                                                     June 30,                       June 30,
                                           --------------------------    ----------------------------
                                               2000           1999            2000            1999
                                           -----------    -----------    ------------    ------------
Net revenues............................   $ 5,918,000    $ 3,983,000    $ 13,368,000    $  7,279,000
Cost of services........................     3,080,000      1,254,000       6,253,000       2,305,000
                                           -----------    -----------    ------------    ------------
     Gross profit.......................     2,838,000      2,729,000       7,115,000       4,974,000

Operating expenses:
     Selling and marketing..............     7,552,000      4,111,000      14,997,000       6,840,000
     General and administrative.........     4,307,000      1,748,000       8,188,000       2,594,000
     Charge (credit) for compensation
          related to stock options.            107,000        653,000         (10,000)      1,529,000
                                           -----------    -----------    ------------    ------------
          Total operating expenses.         11,966,000      6,512,000      23,175,000      10,963,000
                                           -----------    -----------    ------------    ------------
     Loss from operations...............    (9,128,000)    (3,783,000)    (16,060,000)     (5,989,000)
     Interest income (expense)..........       155,000     (2,180,000)        382,000      (4,966,000)
     Amortization of debt
          issue costs...................            --     (1,493,000)             --      (3,096,000)
                                           -----------    -----------    ------------    ------------
          Loss before income taxes.         (8,973,000)    (7,456,000)    (15,678,000)    (14,051,000)
     Provision for income taxes.........         1,000             --           1,000           1,000
                                           -----------    -----------    ------------    ------------
          Net loss......................   $(8,974,000)   $(7,456,000)   $(15,679,000)   $(14,052,000)
                                           ===========    ===========    ============    ============
     Basic and diluted net
          loss per share................        $(0.50)        $(0.75)         $(0.88)         $(1.44)
                                           ===========    ===========    ============    ============
     Weighted-average shares
          outstanding used in per
          share calculation.............    18,043,570      9,955,301      17,784,623       9,739,455
                                           ===========    ===========    ============    ============

    The accompanying notes are an integral part of these statements.

                               US SEARCH.COM INC.

                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                      Six Months Ended June 30,
                                                      -------------------------
                                                         2000           1999
                                                         ----           ----
Cash flows from operating activities:
 Net loss........................................    $(15,679,000)    $(14,052,000)
Adjustments to reconcile net loss to
 net cash used in operating activities:
 Depreciation and amortization...................         364,000           77,000
 Provision for doubtful accounts.................          28,000           91,000
 Charge for warrants and beneficial conversion
  feature issued to majority stockholder.........               -        4,639,000
 Amortization (credit) of unearned
  compensation...................................         (10,000)       1,529,000
 Amortization of debt issue costs................               -        2,546,000
 Loss on disposal of
  property and equipment.........................         147,000                -
 Change in assets and liabilities:
  Accounts receivable............................          14,000          (88,000)
  Accounts payable...............................       3,006,000         (482,000)
  Accrued liabilities............................       1,108,000          556,000
  Prepaid and other..............................       2,550,000       (2,372,000)
                                                     ------------     ------------

Net cash used in operating activities............      (8,472,000)      (7,556,000)
                                                     ------------     ------------

Cash flows from investing activities:
 Purchase of property and equipment..............      (1,165,000)        (161,000)
 Proceeds from disposal of property and
  equipment......................................           7,000                -
                                                     ------------     ------------

Net cash used in investing activities............      (1,158,000)        (161,000)
                                                     ------------     ------------

Cash flows from financing activities:
 Increase in restricted cash.....................        (200,000)               -
 Repayments of line of credit....................               -         (372,000)
 Repayments of third party notes payable.........         (10,000)        (210,000)
 Advances from related parties...................               -          200,000
 Repayments to related parties...................               -       (2,740,000)
 Proceeds from warrant exercise..................               -        2,752,000
 Proceeds from initial public offering...........               -       36,263,000
 Proceeds from convertible notes.................               -        5,500,000
 Repayments of capital lease obligations.........        (156,000)         (21,000)
 Proceeds from stock option exercises............       1,601,000                -
                                                     ------------     ------------

Net cash provided by financing activities........       1,235,000       41,372,000
                                                     ------------     ------------

Net decrease in cash and cash equivalents........      (8,395,000)      33,655,000
Cash at beginning of period......................      17,382,000           99,000
                                                     ------------     ------------

Cash at end of period............................    $  8,987,000     $ 33,754,000
                                                     ============     ============

Non cash investing and financing activities:
 Conversion of notes payable to common stock.....               -        5,500,000
 Capital lease obligations.......................         703,000                -
 Exercise of stock options through issuance
   of note receivable                                     491,000                -

    The accompanying notes are an integral part of these statements.

                               US SEARCH.COM INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

1. Organization and Business:

  US SEARCH.COM Inc. (the "Company") provides individual, corporate and professional clients with a single, comprehensive access point to a broad range of individual reference services and background screening services. Individual reference services include personal identifying information about individuals that can be used to identify, locate or verify the identity and background of an individual. The Company was formed as a California S Corporation in 1994, and reincorporated as a Delaware C Corporation in November 1997.

  In June 1999 the Company completed its initial public offering and sold 4,500,000 shares of common stock raising net proceeds from the offering of $36,109,000. The Company's shares are now traded on the NASDAQ national market system under the symbol "SRCH".

2. Basis of Presentation:

  These unaudited financial statements and accompanying notes prepared in accordance with instructions to Form 10-Q have been condensed and, therefore, do not contain certain information included in the Company's annual financial statements and accompanying notes. Therefore, you should read these unaudited condensed financial statements in conjunction with the Company's annual financial statements.

  The unaudited condensed financial statements reflect, in the opinion of management, all adjustments which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of June 30, 2000, and the results of its operations for the three and six month periods ended June 30, 2000 and 1999. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

Restricted Cash

  As of June 30, 2000, $2,200,000 was pledged as collateral principally in connection with an outstanding letter of credit relating to a building lease agreement.

Net Loss Per Share

  Basic net loss per common share is computed using the weighted average number of shares of common stock and diluted net loss per common share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding. Common equivalent shares related to stock options and warrants are excluded from the computation when their effect is antidilutive. As of June 30, 2000 the number of stock options that were antidilutive amounted to 4,404,607. As of June 30, 1999, there were 1,548,678 options which are excluded from the computation of diluted earnings per share because their inclusion would have been antidilutive.

                               US SEARCH.COM INC.

                                  (unaudited)


3. Commitments And Contingencies:

Strategic Alliance Commitments

  The Company has several cancelable and non-cancelable distribution and marketing agreements with various Internet companies. The terms of these agreements provide for varying levels of exclusivity and minimum and maximum fees payable based on the number of banners, buttons and text links displayed on affiliate web sites. The Company also has committed to purchase television advertising from various media companies. At June 30, 2000, the minimum non-cancelable payments due under these agreements are approximately $5,685,000 for the remainder of 2000, $3,920,000 for 2001 and $1,000,000 for 2002.

Purchase Commitments:

  In July 1999, the Company entered into an agreement with a supplier of online information services data pursuant to which the Company has committed to purchase approximately $20 million worth of such data and information over a five and one-half year term. The minimum non-cancelable payments due under this agreement are $1,500,000 for the remainder of 2000, $3,600,000 for 2001 and $4,200,000 for 2002-2004.

Lease Agreement

  In September 1999, the Company entered into a five-year lease for a 52,500 square foot facility located in the Marina Del Rey area of Los Angeles, California. Under the terms of the lease agreement, the Company is committed to make total rental payments of $4.8 million over the remaining term of the lease.

4. Stock Options:

  During the quarter ended June 30, 2000, 1,264,000 options were granted pursuant to the 1998 Stock Incentive Plan, at an average exercise price of $2.14 and 462,500 options were granted pursuant to the 2000 Stock Incentive Plan at an average exercise price of $1.53. During the quarter ended June 30, 2000, 323,600 shares were exercised at an average exercise price of $1.55. As of June 30, 2000, there were 4,404,607 options outstanding of which 170,839 were exercisable.

  In May 2000, the Company received from its president and chief executive officer a recourse note receivable of $491,000 in connection with the exercise of options to purchase 320,000 shares of the Company's common stock.

5. Subsequent Events:

  The Company is in advanced discussions with a strategic investor that may result in an investment of up to $27.5 million, with $10.0 million anticipated in August 2000 and the remainder of the investment to be made upon the Company meeting certain financial performance objectives and satisfying certain other conditions. Notification of the transaction has been sent to the Company's stockholders. A term sheet for the financing has been signed with the transaction subject to completion of definitive documentation. In the event that the transaction is completed, the Company's majority stockholder's ownership interest will be significantly diluted.

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

Overview

  We provide individual, corporate and professional clients with a single, comprehensive access point to a broad range of individual reference services and background screening services. Individual reference services include personal identifying information about individuals that can be used to identify, locate or verify the identity and background of an individual. Our services can be accessed through our Web site, http://www.ussearch.com, or by calling our toll free telephone number, 1-800-USSEARCH.

  We generate revenues by performing individual reference search services for clients. Our services include individual locator, individual profile report, employment screening, nationwide court record search, real property, criminal conviction and other related information search services. Individual locator services provide clients with the address and listed phone number for individuals, as well as, where applicable, date of death, and the city, state and zip code where the death benefits were issued. Our Internet-based "Instant Searches" provide a subset of this information in a completely automated fashion and at a lower price. Individual profile report services provide clients with the first and last name, alias, current and previous address, listed phone number, vehicle ownership where permitted by law, bankruptcy, property ownership, nationwide court record and corporate affiliation information about an individual into a single report. The typical time required to complete a search is one day to four weeks, with "Instant Searches" requiring as little as a few seconds or minutes. We publish the prices for our services directly on our Web site and typically determine a client's manner of payment prior to beginning the search process. Prices for our non-instant searches have ranged from approximately $20 to $500 per search. Prices for "Instant Searches" have ranged from approximately $5 to $10 per search. The prices for our services vary based on the nature and amount of information and whether or not the search is assisted by a search specialist.

  We recognize revenue from our services when we deliver the results to our clients. The terms of sale do not provide for refunds after our services have been delivered, however, in instances where the clients indicate that the initial search result was unsuccessful, we may perform another search or provide a refund at our discretion. In addition, where clients desire additional information they can request to broaden the scope of their "Instant Searches" and we may apply a portion of the cost of the client's "Instant Searches" towards the cost of the more comprehensive search.

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

  We have an agreement with a supplier of online information services data to purchase approximately $20 million worth of such data over a five and one-half year term. The minimum non-cancelable payments under this agreement are $1.5 million for the remainder of 2000, $3.6 million for 2001 and $4.2 million for 2002-2004.

  Our operating expenses consist primarily of selling, marketing, general and administrative expenses. We expect our operating expenses to continue to increase substantially as we attempt to expand our sales and marketing force and hire additional technology, administrative, sales, advertising, financial and accounting personnel.

  Selling and marketing expenses constitute the largest portion of our operating expenses. Internet-based advertising expenses comprised over 47% of our total operating expenses for the 3-month period ended June 30, 2000. Prior to the introduction of our Internet-based services, advertising consisted primarily of radio and television advertising. With the growth of our Internet-based services, an increasing portion of our advertising expenses consists of Internet-based advertising such as arrangements with Internet search engines and popular Web sites. Production costs associated with such advertising are expensed in the period first aired or displayed to the public. Costs relating to actual airing or display of such advertising are expensed in the quarter the advertising appears. We expect our selling and marketing expenses to increase as we attempt to expand our sales to businesses and professionals. We plan to target an increasing portion of our marketing and advertising programs and related expenditures toward business and professional clients rather than consumers.

  We have non-cancelable advertising and marketing agreements with several Internet companies. These agreements provide for varying levels of exclusivity and require us to make monthly minimum payments based on the number of impressions displayed on affiliate Web sites. The Company also has committed to purchase television advertising from various media companies. As of June 30, 2000, the minimum non-cancelable payments required under these agreements are approximately $5.7 million during the remainder of 2000, $3.9 million in 2001, and $1.0 million in 2002.

  Our general and administrative expenses consist primarily of compensation and related costs for administrative personnel, fees for outside professional advisors, our occupancy costs and other overhead costs. Under an administrative services agreement that terminated on June 30, 1999, Kushner-Locke provided human resources services, accounting services and management services. In connection with this agreement, we paid Kushner-Locke a monthly fee of $35,000. We have hired additional human resources, finance and accounting personnel to replace the services provided by Kushner-Locke under this agreement. We expect the trend of increased general and administrative costs to continue as we hire additional technology personnel, as well as sales, marketing and executive personnel to promote new services to corporate and professional clients.

  We incurred significant net losses of approximately $399,000 in 1997, $6.8 million in 1998, $26.4 million in 1999 and $15.7 million for the six month period ended June 30, 2000. At June 30, 2000, we had an accumulated deficit of approximately $48.9 million. We expect to incur significant additional losses and continued negative cash flow from operations for the foreseeable future.

  We recorded a non-cash interest charge of approximately $4.6 million in the first half of 1999 relating to the beneficial conversion feature of the convertible subordinated note issued to the Kushner-Locke Company ("Kushner-Locke") in January 1999. This charge was calculated using the deemed fair value of common stock on the date each advance was made to us by subtracting the conversion price and multiplying the resulting amount by the number of shares into which the advance is convertible.

The value assigned to the beneficial conversion feature was no greater than the amount of each advance made under the convertible subordinated note.

  We also recorded in the first half of 1999 a $2.5 million charge relating to warrants issued to Kushner-Locke in January 1999. This charge represents the deemed fair value of the warrants, which is the per share value derived by applying the Black-Scholes option pricing model to our underlying shares of common stock and multiplying that value by the number of shares of common stock issuable upon exercise of the warrants.

  Since the first quarter of 1999, we have granted certain stock options to employees and non-employee directors and will continue to grant options under the Amended and Restated 1998 Stock Incentive Plan and the 1999 Non-Employee Directors' Stock Option Plan. We recorded unearned deferred compensation of approximately $3.2 million, representing the difference between the deemed fair value of our common stock for accounting purposes and the exercise price of such options at the date of grant. This amount was recorded as a reduction of stockholders' equity and amortized over the vesting period of the applicable options. During the six months ended June 30, 2000, a credit was recorded to deferred compensation to account for the cancellation of certain options granted in 1999. As a result, we currently expect to amortize the remaining unearned deferred compensation at June 30, 2000 as follows: $162,000 in the remainder of 2000; $185,000 in 2001; $32,000 in 2002; and $1,000 in 2003.

Results of Operations

Comparison of the Three Months Ended June 30, 2000 to the Three Months Ended June 30, 1999

  Net Revenues. Our net revenues increased from approximately 4.0 million for three months ended June 30, 1999 to approximately $5.9 million for the three months ended June 30, 2000, representing a 48% increase. The increase is primarily attributable to an increase in the number of Internet-based transactions which occurred as a result of increased web site visitor traffic. The growth in Web site traffic was driven by increased advertising on a greater number of Internet search engines and popular Web sites.

  Gross Profit. Gross profit increased from approximately 2.7 million for the three months ended June 30, 1999 to approximately $2.8 million for the three months ended June 30, 2000, representing a 4% increase. Gross profit as a percentage of net revenues was approximately 48% and 69% for the three month periods ended June 30, 2000, and June 30, 1999, respectively. Cost of services increased to approximately $3.1 million for the three months ended June 30, 2000, or 146%, from approximately $1.3 million for the three months ended June 30, 1999. As a percentage of net revenues, cost of services was approximately 52% and 31% for the three month periods ended June 30, 2000 and June 30, 1999, respectively. Data acquisition and fulfillment costs as a percentage of revenues increased due to the use of a higher cost, higher quality data provider for certain products. Labor costs increased as a percentage of net revenues primarily due to increased hourly wage rates and the growth in personnel involved in handling the increased volume of service requests. In addition, refunds increased as a percentage of gross revenues which decreased gross profit. We encountered three major issues during the quarter which impacted our results. The first related to interruptions of service by one of our data providers that precluded us from offering certain of our search services, most significantly our "rush" and certain "instant" search services. Second, the Company experienced growth-related capacity and infrastructure problems. This resulted in partial system interruptions and an inability to process some customer orders. Third, the Company received a significant number of "make good"
(free) impressions by our advertising partners in the first quarter that were not repeated in the second quarter.

  Selling and Marketing Expenses. Selling and marketing expenses increased from approximately $4.1 million for the three months ended June 30, 1999 to approximately $7.6 million for the three months ended June 30, 2000. As a percentage of net revenues, advertising and marketing expenses increased to approximately 128% for the three months ended June 30, 2000, from approximately 103% for the three months ended June 30, 1999. This increase is primarily attributable to an increase in the level of Internet-based advertising.

  General and Administrative Expenses. General and administrative expenses increased from approximately $1.7 million for the three months ended June 30, 1999 to approximately $4.3 million for the three months ended June 30, 2000. As a percentage of net revenues, general and administrative expenses increased to approximately 73% for the three months ended June 30, 2000, from approximately 44% for the three months ended June 30, 1999. This increase is primarily attributable to the costs associated with hiring additional management, technology and administrative personnel, as well as an increase in rent expense.

  Charge for compensation related to stock options. During the three month period ended June 30, 2000, a charge of approximately $107,000 was recorded in connection with options granted in 1999 as compared to $653,000 for the same period in 1999. We expect to incur charges of approximately $162,000 for the remainder of 2000, $185,000 for 2001, $32,000 for 2002 and $1,000 for 2003 in
connection with these options.

  Interest Income/Expense. Interest income, net of interest expense, increased to $155,000 for the three months ended June 30, 2000 compared to interest expense of $2.2 million for the three months ended June 30, 1999. For the three months ended June 30, 2000, interest income was earned on the cash proceeds from the sale of our common stock in the initial public offering, while no material cash balances were available for investing during the three months ended June 30, 1999. Interest expense during the quarter ended June 30, 1999 contains $2.1 million of expense with respect to the beneficial conversion feature associated with the convertible subordinated notes issued to Kushner-Locke in January 1999.

Comparison of the Six months ended June 30, 2000 to the Six months ended June 30, 1999

  Net Revenues. Our net revenues increased from approximately $5.0 million for the six months ended June 30, 1999 to approximately $13.4 million for the six months ended June 30, 2000, representing a 84% increase. The increase is primarily attributable to an increase in the number of Internet-based transactions which occurred as a result of increased web site visitor traffic. The growth in web site traffic was driven by increased advertising on a greater number of internet search engines and popular web sites.

  Gross Profit. Gross profit increased from approximately $5.0 million for the six months ended June 30, 1999 to approximately $7.1 million for the six months ended June 30, 2000, representing a 46% increase. Gross profit as a percentage of net revenues was approximately 53% and 68% for the six months ended June 30, 2000 and the six months ended June 30, 1999, respectively. Cost of services increased to approximately $6.3 million for the six months ended June 30, 2000 from approximately $2.3 million for the six months ended June 30, 1999. As a percentage of net revenues, cost of services was approximately 47% and 32% for the six months ended June 30, 2000 and the six months ended June 30, 1999, respectively. Data acquisition and fulfillment costs as a percentage of revenues increased due to the introduction of certain lower- priced public record report products and the use of a higher cost, higher quality data provider for certain products. Labor costs increased as a percentage of net revenues primarily due to increased hourly wage rates and the growth in personnel involved in handling the increased volume of service requests. In addition, refunds increased as a percentage of gross revenues, which decreased gross profit due to the implementation of new customer service policies.

  Advertising and Marketing Expenses. Our advertising and marketing expenses increased from $6.8 million for the six months ended June 30, 1999 to approximately $15.0 million for the six months ended June 30, 2000. As a percentage of net revenues, advertising and marketing expenses increased to approximately 112% for the six months ended June 30, 2000, from approximately 94% for the six months ended June 30, 1999. This increase is primarily attributable to the expansion of Internet-based advertising and increased television promotional fee advertisements.

  General and Administrative Expenses. Our general and administrative expenses increased from approximately $2.6 million for the six months ended June 30, 1999 to approximately $8.2 million for six months ended June 30, 2000. As a percentage of net revenues, general and administrative expenses increased to approximately 61% for the six months ended June 30, 2000, from approximately 36% for the six months ended June 30, 1999. This increase is primarily attributable to the hiring of new management, technology and administrative personnel as well as an increase in rent expense.

  Charge for Compensation related to stock options. During the six month period ended June 30, 2000, a credit of approximately $10,000 was recorded in connection with stock options granted in 1999. The credit was recorded to adjust for the cancellation of options issued in 1999 to a former employee. We expect to incur charges of approximately $162,000 for the remainder of 2000, $185,000 for 2001, $32,000 for 2002 and $1,000 for 2003 in connection with these options.

  Interest Income/Expense. Our interest income increased to $382,000 for the six months ended June 30, 2000, compared to interest expense of $5.0 million for the six months ended June 30, 1999. Included in interest expense for the six months ended in June 30, 1999 is approximately $4.6 million relating to the beneficial conversion feature on the convertible subordinated note issued to Kushner-Locke. In addition, the interest expense for the six months ended June 30, 1999 also includes interest on outstanding short term and long term debt, and other inter-company advances from Kushner-Locke.

  Amortization of debt issue costs. In connection with the convertible subordinated note issued to Kushner-Locke, we granted to Kushner-Locke warrants to purchase 906,782 shares of our common stock. Relating to these warrants we have recorded a non-cash charge of $2.5 million that we have amortized over the six month period that the convertible subordinated note was outstanding. Also, the $5.5 million convertible subordinated note included a $550,000 origination fee payable to Kushner-Locke, which was fully amortized over the same six month period.

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

Liquidity and Capital Resources

  Cash and cash equivalents decreased from $17.4 million at December 31, 1999 to $9.0 million at June 30, 2000 (excluding $2.2 million of restricted cash pledged as collateral principally in connection with our new building lease), primarily as a result of operating losses.

  Cash used in operations increased from $7.6 million for the six months ended June 30, 1999 to $8.5 million for the six months ended June 30, 2000. This increase is primarily attributable to increased expenditures on Internet-based advertising and increased general and administrative expenses relating to the hiring of executive personnel and the development of information technology infrastructure.

  Cash used in investing activities increased from $161,000 for the six months ended June 30, 1999 to $1.2 million for the six months ended June 30, 2000. This increase is primarily attributable to increased purchases of computer hardware and software and other fixture and equipment in connection with our new premises.

  Cash provided by financing activities decreased from $41.4 million for the six months ended June 30, 1999 to approximately $1.2 million for the six months ended June 30, 2000. During the six months ended June 30, 2000, we received $1.6 million from the exercise of employee stock options, while during the six months ended June 30, 1999 we received $36.2 million from the proceeds of our initial public offering of common stock.

  We are in advanced discussions with a strategic investor that may result in an investment of up to $27.5 million, with $10.0 million anticipated in August 2000 and the remaining $17.5 million to be received at a later date if we meet certain financial performance objectives and satisfy certain other conditions. We have provided written notification of this proposed transaction to our stockholders. If this transaction is completed, the percentage ownership of our stockholders will be reduced, stockholders will experience dilution in net book value per share, and the equity securities to be issued in connection with the proposed transaction will have rights, preferences or privileges senior to those of the holders of our common stock.

  Since inception we have experienced negative cash flow from operations and expect to continue to experience significant negative cash flow from operations in the foreseeable future. We currently believe that our existing capital resources together with the proceeds of our anticipated financing transaction will be sufficient to meet our cash requirements through the next 12 months. There is no assurance that this proposed financing will be consummated. In addition no assurance is given that we will not be required to raise additional financing prior to that time. There can be no assurances that additional financing will be available when we need it or that, if available, the financing can be obtained on favorable terms. If the financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business and results of operations.

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

We have incurred significant net losses and we may never achieve profitability

We incurred significant net losses of approximately $399,000 in 1997, $6.8 million in 1998, $26.4 million in 1999 and $15.7 million through the six months ended June 30, 2000. As of June 30, 2000, we had an accumulated deficit of approximately $48.9 million. We expect to incur significant additional losses and continued negative cash flow from operations for the remainder of 2000. We may never achieve profitability.

Our revenues and operating results may fluctuate significantly.

Our quarterly revenues and operating results have fluctuated in the past, and may significantly fluctuate in the future due to a variety of factors, many of which are outside of our control. These factors include:

     . service interruption, delays and costs relating to expansion of our networking infrastructure and facilities;

     . fluctuations in the cost of television, radio, print and Internet-based advertising;

     . the inability to maintain or develop relationships with, or continue advertising on, various key Internet companies and popular Web sites;

     .  delays and costs associated with unsuccessful service introductions;

     . loss of or service interruptions from one or more of our database providers;

     . service interruptions from one or more of our credit card processing companies;

     . anticipating and responding to the introduction of new or enhanced services by our competitors, or more generally to increase demand for our services; and

     . service interruption and delays or inability to access our services as a result of problems with our internal hardware, software, and/or coding, computer viruses, physical or electronic break-ins and similar disruption.

We face competition from many sources

The market in which we operate is highly competitive and highly fragmented.

Currently, our competition falls into four categories:

      . free individual locator and information services, including services offered by Internet search engines, telephone companies and other third parties who publish free printed or electronic directories;

     . fee-based Internet search services offering comparable services, such as KnowX.com, which, during the quarter ending September 30, 1999 was acquired by DBT Online, our primary data supplier; firms offering more comprehensive data and information, and which are already serving the business to business market, such as ChoicePoint, Inc., (which merged with DBT Online); LEXIS- NEXIS, a division of Reed Elsevier Inc., The Dun & Bradstreet Corporation, Equifax, Experian, Trans Union, Reuters Limited and Avert, Inc.

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

We are dependent on a limited number of third party database and other information suppliers for information used in our services

  We obtain data used in our services from a limited number of third party suppliers. Some of these suppliers offer services that may compete with ours. Our primary data supplier, DBT Online, acquired Know-X.com, which provides fee-based internet search services comparable to some of our service offerings. Moreover, DBT Online recently merged with ChoicePoint, Inc., one of our competitors. If our current suppliers raise their prices, or if, due to limitations or restrictions placed on a supplier by government regulations or its own contractual arrangements, or for other reasons, the information they provide becomes unavailable or unreliable, we may need to find alternative sources of information. The time it takes to identify and contract with suitable alternative data suppliers, as well as integrate these data sources into our service offerings, could cause service disruptions, increased costs and reduced quality of our services. Additionally, costs of obtaining data that may be necessary in our new service offerings, such as criminal record searches, could be significantly higher, on a per transaction basis, than our current information costs. Termination of existing agreements, or, failure after termination, to enter into new agreements with third party suppliers on terms favorable to us, could have a material adverse effect on our business, financial condition and results of operations. Additionally, failure to obtain the data and information necessary for our intended service offerings at commercially reasonable costs or at all could prevent us from offering these new services and our business, financial condition and results of operations could be materially adversely affected.

We may incur liability based on consumer complaints.

  A substantial amount of our business involves sales of services to consumers. We have received customer complaints concerning the quality of our services directly and have received inquiries from consumer agencies such as the Better Business Bureau and state attorney general consumer divisions. We could in the future experience similar complaints and inquiries from consumers and governmental and consumer agencies. If we are unable to resolve existing and future complaints and inquiries, we could be subject to governmental regulatory action as well as civil liability. This could in turn have a material adverse effect on our business, financial condition and results of operations.

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

We may need to raise additional capital that may not be available

  Our existing capital resources may not be sufficient to meet our cash requirements through the next 12 months. We may need to raise additional capital and we may not be able to obtain additional financing on favorable terms, if at all. If we cannot raise necessary additional capital on acceptable terms, we may not be able to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on our business and results of operations. We are in advanced discussions with a strategic investor that may result in an initial investment of up to $10.0 million in August 2000 and an additional $17.5 million if we meet certain financial performance objectives and satisfy certain other conditions. We have provided written notification of this transaction to our stockholders. If this transaction is completed, the percentage ownership of the stockholders of US SEARCH will be reduced, stockholders will experience dilution in net book value per share, and these equity securities will have rights, preferences or privileges senior to those of the holders of our common stock. If additional capital is raised through a debt financing, it may involve covenants limiting, or restricting our operations or future opportunities.

We are dependent upon the success of the products and services offered by our partners

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

Agreements with partners may not result in any increase in our revenues or improvement in our operations or financial conditions

  Existing arrangements with partners, for example, those with NetHot Development, BeFree and Employee Matters, generally do not contain minimum purchase commitments or payment obligations. Similarly, new agreements with additional partners may not contain any minimum purchase commitments or payment obligations or may be limited to a pilot or test program. As a result, existing agreements and new agreements, if any, with partners may not result in any meaningful increase in our revenues, or any improvement in our operations or financial condition.

We have substantial fixed costs which may not be offset by our revenues

  A substantial portion of our operating expenses, such as costs relating to management personnel, administrative support and our advertising agreements. Our advertising is typically conducted under non-cancelable fixed term contracts. We also have minimum payment obligations under the agreement with our key database and information supplier. As a result, a substantial portion of our expenses in any given period is fixed and based in part on our expectations of future revenues and advertising and sales productivity. We may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. If we are unable to generate sufficient revenues to offset our advertising costs or the minimum payment obligations under the agreement with our key database and information supplier, or if we are unable to lower our advertising costs to respond to lower than expected revenues, our results of operations will suffer and the market price of our common stock could fall.

Our senior executive officers are relatively new to US SEARCH

  Our Chief Executive Officer, Brent N. Cohen, joined US SEARCH in February 2000. In addition, several other members of our executive management team joined us after March 1, 2000, and therefore may take some time to adequately familiarize themselves with the nature of our business and operations. If these executives are unable to learn about and adjust to our business quickly and efficiently, our business and results of operations may be materially adversely affected.

We depend on our marketing agreements with Internet companies

  An important element of our current business strategy is to maintain relationships with an increasing number of Internet search engines and popular Web sites for advertising and to direct and attract traffic to our Web site. Advertising on the Internet is expensive, new and evolving. The effectiveness of Internet-based advertising is not clear. Under our marketing and advertising agreements, we are typically required to make payments in advance of running ads on a Web site. Internet companies display our text, banner or logo, often referred to as "impressions," on their Web sites. These impressions may not lead to sales of our services, and our payment is required whether or not the advertising was effective. We may not be able to maintain our existing marketing relationships with other Internet companies. We may also be unable to enter into new marketing relationships with Internet companies, which generate adequate returns to offset related costs. We currently anticipate that these expenses will continue to constitute a significant portion of our total operating expenses in future periods although we are examining various ways of controlling these costs. Any termination of existing agreements or failure to enter into new agreements with Internet companies on terms favorable to us, could have a material adverse effect on our business, financial condition and results of operations.

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

Our limited experience offering business services on the Internet could make it difficult for us to expand this business

  Our success and future growth depends on our ability to expand the nature and number of our services offered on the Internet especially our business to business product offerings. Initially, we offered our services primarily through our toll free telephone number, 1-800 U.S. SEARCH. Since December 1998, we began offering our Internet-based "Instant Searches." Additionally, we intend to increase the number and range of business services and "Instant Searches" available on our Web site. Our limited experience may make it difficult for us to continually increase Internet traffic and transactions on our Web site. In particular, it may be difficult for us to adequately predict business response to our Internet advertising, causing us to spend more on Internet advertising than planned. Our Internet advertising may also be ineffective in strengthening our brand, increasing awareness of our business services, particularly our business to business services, or generating additional traffic or sales. The loss of one or more marketing relationships with Internet companies could adversely impact our ability to generate additional traffic or sales. If we fail to generate additional traffic, or if we fail to increase demand for our Internet-based services as a result of any additional traffic, our business, financial condition and results of operations could be materially adversely affected.

If we are unable to expand and improve our infrastructure and operational capacity, we will be unable to grow and our business and our financial condition will suffer

  The recent growth of our business has placed significant strain on our communication and networking infrastructure. From time to time, demand for our services following television or Internet-based advertising has exceeded our infrastructure and operational capacity. Clients may experience delays during times when demand for our services exceeds our operational capacity. These instances are independent of any service interruptions related to disruption of our Web site or other systems. For example, we have in the past experienced longer response times to client telephone calls during periods of high calling volume because we lacked adequate capacity through our telephone systems and operations and support personnel to handle the increased number of calls. Similarly, we have experienced slower Web site response times during periods of high traffic because our Internet servers lacked adequate capacity. If these events occur again, we may lose clients and our reputation may be damaged. This growth has also increased the demands on our management team and technical, sales and operational resources. We anticipate that continued growth will require us to implement and improve our operational, financial and management information systems. In addition, we are and will continue to invest in new and expanded computer, telecommunication and information systems that address our existing capacity constraints. We have relocated to a larger facility that better addresses our operational and personnel needs. We have also added executive personnel to manage our infrastructure. Significant improvements have already been made to our infrastructure, including relocating our customer facing data center to Exodus, upgrading our internal and external communications capabilities and increasing capacity and redundancy in our SUN/Oracle environment. As we offer new services and pursue corporate and professional markets, we will need to increase our executive and sales and support personnel. Our business and results of operations will be adversely affected if we are unable to expand and continually improve our infrastructure.

We may be subject to federal and state laws relating to the use of personal information and privacy rights

  Many privacy and consumer advocates and federal regulators have become increasingly concerned with the use of personal information, particularly so-called credit header information. For certain qualified business customers, we use the social security numbers of individuals to search various databases, including those of consumer credit reporting agencies. For example, we search the "header" information contained in various consumer credit reporting agencies' databases to find, among other items, current and previous addresses, social security numbers used by an individual, or possible other names (such as maiden names, married names, etc.). "Header" information consists of such information as the name, social security number, date of birth, and current and previous addresses on a consumer credit report. We also search these databases to determine if a customer's social security number is being used by any other party. Attempts have been made and can be expected to continue to be made by various federal regulators and organized groups to adopt new or additional federal and state legislation to regulate the use of personal information. If federal and/or state laws are amended or enacted in the future relating to access and use of personal information, in particular, and privacy and civil rights, in general, there could be a material adverse effect on our business and results of operations.

We have been a majority owned subsidiary of the Kushner-Locke Company and we may fail to succeed as an independent operating company.

Peter Locke and Donald Kushner, the Co-Chairmen of US SEARCH, are also the Co-Chairmen and Co- Chief Executive Officers of the Kushner-Locke Company ("Kushner-Locke"), which owns approximately 52.6% of the outstanding common stock. If our financing transaction is completed, Kushner-Locke's ownership interest will be significantly diluted. If the transaction is not completed, Kushner-Locke may continue to have significant influence over us, giving Kushner-Locke the ability to take a broad range of corporate actions without the approval of the other stockholders, such as:

     .  electing a majority of our Board of Directors;

     .  removing any of our directors;

     .  amending our certificate of incorporation or bylaws;

     . delaying or preventing a change in control, impeding a merger or other business combination involving us; and

     . otherwise controlling management and operations and the outcome of most matters submitted for a stockholder vote.

  Actions taken by Kushner-Locke could conflict with interests of other stockholders. Also, as a result of Kushner-Locke's ownership and control, a potential acquiror may be discouraged from attempting to obtain control of us which could have a material adverse effect on the market price of our common stock.

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

We depend on attracting qualified employees and responding to employee turnover for our success

  As of June 30, 2000, we had 224 full-time employees and 36 part-time employees. We anticipate that the number of employees may increase significantly during the next 12 months as we expand our existing service offerings and introduce and market new services to corporate and professional clients. Competition for qualified employees is intense. Our success depends upon our ability to attract and retain additional highly qualified technical, sales and marketing personnel to support growing operations. The process of locating and hiring personnel with the combination of skills and attributes required to carry out our strategy is time-consuming and costly. Our success also depends on our ability to effectively train and maximize the productivity of our existing and future employees. We may also experience higher costs and possible disruption of our business as we hire and train new personnel to replace those lost in the ordinary course of our business or lost in an expansion or relocation of our facility. The loss of key personnel or the inability to attract additional qualified personnel to supplement or, if necessary, to replace existing personnel, could have a material adverse effect on our business and results of operations.

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

We may be unable to prevent third parties from developing Web sites and acquiring domain names similar to ours

  We have registered several domain names, including 1800USSEARCH.com and ussearch.com. We know of at least one competitor that has a corporate name and domain name similar to ours. This competitor also has a Web site with a similar look and feel to our Web site. We believe that these similarities may cause confusion on the part of potential clients, and this confusion may harm our business and results of operations. We have sent several cease-and-desist letters to this competitor and have engaged in settlement discussions. If these discussions do not result in resolution, we may be required to file a law suit to protect our interests. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other property rights.

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

We face risks of fraud related to fraudulent credit card information and 900 telephone service

  Like many other service providers who accept credit card or check-by-phone checking account information without a signature over the telephone or Internet or who provide 900 telephone service, we have issued credits as a result of orders placed with fraudulent credit card information. We may suffer losses as a result of fraudulent use of credit card information or the continued reliance on 900 telephone service in the future.

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

We face risks associated with government regulation and legal uncertainties relating to the Internet

  We are subject to regulations applicable to businesses generally and laws or regulations specifically applicable to electronic commerce. Due to concerns arising in connection with the increasing popularity and use of the Internet, a number of new or changed laws, governmental policies and/or regulations may be adopted, or cases may be decided, with respect to the Internet or commercial online services covering issues such as property ownership, user privacy, libel, pricing, acceptable content, copyrights, trademarks and/or other intellectual property rights, distribution, taxation, access charges and other fees, and quality of products and services. Cost increases relating to this government regulation could result in these increased costs being passed along to Internet end users and could dampen the growth in use of the Internet as a communications and commercial medium, which could have a material adverse effect on our business and results of operations.

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

Our certificate of incorporation, bylaws and Delaware law contain provisions that could discourage a third party from acquiring us and consequently decrease the market value of our common stock

    Our certificate of incorporation grants our board of directors the authority to issue up to 1,000,000 shares of preferred stock, and to determine the price, rights, preferences, privileges and restrictions, including voting rights of these shares without any further vote or action by the stockholders. In fact, the Company is in advanced discussion on a financing arrangement that involves the issuance of preferred stock. Since the preferred stock is contemplated to and may be issued with voting, liquidation, dividend and other rights superior to those of the common stock, the rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock which could decrease the market value of our stock. Further, provisions in our certificate of incorporation and bylaws and of Delaware law could have the effect of delaying or preventing a third party from acquiring us, even if a change in control would be in the best interest of our stockholders. These provisions include the inability of stockholders to act by written consent without a meeting and procedures required for director nomination and stockholder proposal.

Item 3. Quantitative and qualitative disclosures about market risk

    We considered the provisions of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent In Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial instruments at June 30, 2000 and our total liabilities as of June 30, 2000 consist primarily of notes payable and accounts payable which have fixed interest rates and were not subject to any significant market risk.

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

None

Item 3.   Defaults upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders.

The Company held its annual stockholders' meeting on May 31, 2000. The following matters were voted on at the meeting:

1. Election of Directors
   ---------------------
                                             Votes Cast
                                             ----------
        Name of Director Elected                For               Against or Withheld
        ------------------------                ---               -------------------
        Nicholas Rockefeller                    16,889,800        51,705
        Harry B. Chandler                       16,889,800        51,705

        Name of Each Other Director
        Whose Term of Office as Director
        Continued After the Meeting
        ---------------------------
        Peter Locke
        Donald Kushner
        Alan Mendelson
        Brent Cohen

2. Approval of the Amendment to the Amended
   ----------------------------------------
   and Restated 1998 Stock Incentive Plan
   --------------------------------------
        For               Against              Abstain            No-Vote
        ---               -------              -------            -------
        12,012,723        365,988              17,915             995,764

3. Ratification of PricewaterhouseCoopers LLP
   ------------------------------------------
   as the Company's Independent Accountants
   ----------------------------------------
   for the Fiscal Year Ending December 31, 2000
   --------------------------------------------
        For               Against             Abstain             No-Vote
        ---               -------             -------             -------
       16,902,075         33,475               5,955              995,764

Item 5.  Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit No.  Description
-----------  -----------

3.1*         Certificate of Incorporation
3.1.1*       Certificate of Amendment of Certificate of Incorporation, dated
             May 12, 1999, changing corporate name to US SEARCH.com Inc.
3.2*         Bylaws
4.1*         Form of Common Stock Certificate
10.1**       Employment Agreement, dated February 3, 2000, between US SEARCH and Brent N. Cohen
10.2         US SEARCH.COM INC. 2000 Stock Incentive Plan
27.1         Financial Data Schedule

* Filed with the Company's Registration Statement on Form S-1, File No. 333-76099, declared effective on June 24, 1999, incorporated herein by reference.
** Filed with the Company's Annual Report on Form 10-K for the year ending December 31, 1999, incorporated herein by reference.


(b) Reports on Form 8-K:

On August 3, 2000, the Company filed a Report on Form 8-K with the Securities and Exchange Commission regarding notice to the shareholders that the Company is pursuing a private placement financing.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              US SEARCH.COM INC.
                                 (Registrant)


Date: August 14, 2000  /s/ WILLIAM G. LANGLEY


                       William G. Langley
                       Vice President, Chief Financial Officer
                       (Principal Financial Officer)



Date: August 14, 2000  /s/ ALAN S. MAZURSKY


                       Alan S. Mazursky
                       Vice President, Finance
                       (Principal Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit No.  Description
-----------  -----------


3.1*         Certificate of Incorporation
3.1.1*       Certificate of Amendment of Certificate of Incorporation, dated
             May 12, 1999, changing corporate name to US SEARCH.com Inc.
3.2*         Bylaws
4.1*         Form of Common Stock Certificate
10.1**       Employment Agreement, dated February 3, 2000, between US SEARCH and Brent N. Cohen
10.2         US SEARCH.COM INC. 2000 Stock Incentive Plan
27.1         Financial Data Schedule

* Filed with the Company's Registration Statement on Form S-1, File No. 333-76099, declared effective on June 24, 1999, incorporated herein by reference.
** Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1999, incorporated herein by reference.