Form 10-Q
period 2000-09-30
US SEARCH CORP COM
filed 2000-11-14
CIK 1083087

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark one)

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                For the quarterly period ended September 30, 2000

                                       or

 [_] Transition  Report  Pursuant  to Section 13 or  15(d)of  the  Securities
     Exchange Act of 1934 for the transition period from ______ to ______

                           Commission File No. 0-26149

                               US SEARCH.COM INC.
             (Exact name of registrant as specified in its charter)


               Delaware                                95-4504143
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)          Identification Number)
                5401 Beethoven Street, Los Angeles, CA 90066
          (Address of principal executive offices, including zip code)

                                 (310) 302-6300
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes [X] No [_], and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

There were 18,258,244 shares of outstanding Common Stock of the registrant as of November 13, 2000.

                              US SEARCH.COM INC.
          Form 10-Q for the quarterly period ended September 30, 2000



                                      INDEX


                                                                                                                       Page Number
Part I     FINANCIAL INFORMATION..............................................................................................  2

           Item 1       Financial Statements..................................................................................  3

                        Balance Sheets as of September 30, 2000 and December 31, 1999.........................................  3

                        Statements of Operations for the Three and Nine month periods ended September 30, 2000 and September 30, 1999 ......................................................  4

                        Statements of Cash Flows for the Three and Nine month periods ended September 30, 2000 and September 30, 1999.......................................................  5

                        Notes to Financial Statements.........................................................................  6

           Item 2       Management's Discussion and Analysis of Financial Condition and Results of Operations.................  10

           Item 3       Quantitative and Qualitative Disclosures about Market Risks...........................................  24


Part II    OTHER INFORMATION

           Item 1       Legal Proceedings.....................................................................................  25

           Item 2       Changes in Securities and Use of Proceeds.............................................................  25

           Item 3       Defaults Upon Senior Securities.......................................................................  27

           Item 4       Submission of Matters to a Vote of Security Holders...................................................  27

           Item 5       Other Information.....................................................................................  27

           Item 6       Exhibits and Reports on Form 8-K......................................................................  27


SIGNATURES....................................................................................................................  29

INDEX TO EXHIBITS.............................................................................................................  30

PART I.   FINANCIAL INFORMATION
          Item 1.   Financial Statements

                              US SEARCH.COM INC.

                                BALANCE SHEETS

                                                                                   September 30, 2000   December 31, 1999
                                                                                   ------------------   -----------------
                                                                                      (Unaudited)
ASSETS:

Current assets:
 Cash and cash equivalents                                                               $  9,238,000        $ 17,382,000
 Restricted cash                                                                            2,200,000           2,000,000
 Accounts receivable, less allowance for doubtful accounts of $63,000 (2000) and
  $74,000 (1999)                                                                              109,000             131,000
 Other current assets                                                                       1,647,000           3,608,000
                                                                                         ------------        ------------
     Total current assets                                                                  13,194,000          23,121,000

 Property and equipment, net                                                                4,729,000           2,218,000
 Other assets                                                                                 182,000             311,000
                                                                                         ------------        ------------
     Total assets                                                                        $ 18,105,000        $ 25,650,000
                                                                                         ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
 Accounts payable                                                                        $  6,987,000        $  5,438,000
 Accrued liabilities                                                                        1,800,000             623,000
 Notes payable, current portion                                                               600,000              25,000
 Capital lease obligations, current portion                                                   266,000              22,000
                                                                                         ------------        ------------
   Total current liabilities                                                                9,653,000           6,108,000

Notes payable, net of current portion                                                         192,000              15,000
Capital lease obligations, net of current portion                                             278,000              22,000
Other non-current liabilities                                                                   4,000              16,000

   Total liabilities                                                                       10,127,000           6,161,000

Commitments and contingencies (Note 3)

Mandatorily redeemable preferred stock $.001 par value; authorized 1,000,000 shares, 350,000 shares designated Series A; 100,000 shares issued and outstanding (liquidation preference -  $10,027,000)
                                                                                            5,968,000                   -
Stockholders' equity:
 Common stock, $.001 par value; authorized 40,000,000 shares; issued and
  outstanding 18,258,244 (2000) and 17,421,644 (1999)                                          18,000              17,000
 Additional paid-in capital                                                                60,154,000          53,790,000
 Note receivable from officer                                                                (491,000)                  -
 Unearned deferred compensation                                                               (29,000)         (1,099,000)
 Accumulated deficit                                                                      (57,642,000)        (33,219,000)
                                                                                         ------------        ------------
   Total stockholders' equity                                                               2,010,000          19,489,000
                                                                                         ------------        ------------
   Total liabilities and stockholders' equity                                            $ 18,105,000        $ 25,650,000
                                                                                         ============        ============

The accompanying notes are an integral part of these statements.

                              US SEARCH.COM INC.

                           STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                           Three Months Ended                      Nine months Ended
                                                           ------------------                      -----------------
                                                 September 30, 2000   September 30, 1999   September 30, 2000   September 30, 1999
                                                 -------------------  -------------------  -------------------  -------------------

Net Revenue                                            $  5,213,000         $  6,163,000         $ 18,581,000         $ 13,442,000
Cost of Services                                          2,426,000            2,341,000            8,679,000            4,646,000
                                                       ------------         ------------         ------------         ------------
     Gross Profit                                         2,787,000            3,822,000            9,902,000            8,796,000
                                                       ------------         ------------         ------------         ------------

Operating expenses:
 Selling and marketing expenses (including
  non-cash charges of $2,179,000 in 2000)                 8,095,000            7,450,000           23,092,000           14,290,000
 General and administrative expenses                      3,870,000            2,167,000           12,058,000            4,761,000
 Charge (credit) for compensation related to
  stock options                                            (322,000)             305,000             (332,000)           1,834,000
                                                       ------------         ------------         ------------         ------------
  Total operating expenses                               11,643,000            9,922,000           34,818,000           20,885,000
                                                       ------------         ------------         ------------         ------------
 Loss from operations                                    (8,856,000)          (6,100,000)         (24,916,000)         (12,089,000)
 Interest income (expense), net                             112,000              370,000              494,000           (4,596,000)
 Amortization of debt issue costs                                 -                    -                    -           (3,096,000)
                                                       ------------         ------------         ------------         ------------
Loss before income taxes                                 (8,744,000)          (5,730,000)         (24,422,000)         (19,781,000)
Provision for income taxes                                        -                    -                1,000                    -
                                                       ------------         ------------         ------------         ------------
  Net Loss                                               (8,744,000)          (5,730,000)         (24,423,000)         (19,781,000)

Beneficial conversion feature on preferred
 stock                                                    1,029,000                    -            1,029,000                    -
Accretion of warrant costs and other rights                  30,000                    -               30,000                    -
Accretion of preferred dividends                             27,000                    -               27,000                    -
                                                       ------------         ------------         ------------         ------------

  Net loss attributable to common stockholders         $ (9,830,000)        $ (5,730,000)        $(25,509,000)        $(19,781,000)
                                                       ============         ============         ============         ============

Basic and diluted net loss per share                         $(0.54)              $(0.33)              $(1.42)              $(1.61)

Weighted-average shares outstanding used in
 per share calculation                                   18,258,244           17,421,644           17,943,649           12,280,553

The accompanying notes are an integral part of these statements.

                              US SEARCH.COM INC.

                           STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                          Nine months Ended September 30
                                                                                          ------------------------------
                                                                                                2000             1999
                                                                                                ----             ----
Cash flows from operating activities
 Net loss                                                                                   $(24,423,000)   $ (19,781,000)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization                                                                   613,000          125,000
 Provision for doubtful accounts                                                                 195,000          146,000
 Charge for warrants and beneficial conversion feature                                         2,179,000        4,639,000
 Amortization (credit) of unearned compensation                                                 (332,000)       1,834,000
 Amortization of debt issue costs                                                                      -        2,546,000
 Loss on disposal of property and equipment                                                      148,000                -

 Change in assets and liabilities:
    Accounts receivable                                                                           22,000         (171,000)
    Accounts payable                                                                           1,549,000           (7,000)
    Accrued liabilities                                                                        1,177,000           60,000
    Prepaid and other                                                                          2,854,000       (2,864,000)
                                                                                            ------------    -------------
Net cash used in operating activities                                                        (16,018,000)     (13,464,000)
                                                                                            ------------    -------------

Cash flows from investing activities:
 Purchase of property and equipment                                                           (2,557,000)        (489,000)
 Proceeds from disposal of property and equipment                                                  7,000                -
                                                                                            ------------    -------------
Net cash used in investing activities                                                         (2,550,000)        (489,000)
                                                                                            ------------    -------------

Cash flows from financing activities:
 Increase in restricted cash                                                                    (200,000)      (2,000,000)
 Repayments of line of credit                                                                          -         (372,000)
 Repayments of third party notes payable                                                        (218,000)        (764,000)
 Advances from related parties                                                                         -          200,000
 Repayments to related parties                                                                         -       (2,782,000)
 Proceeds from warrant exercise                                                                        -        2,752,000
 Proceeds from initial public offering                                                                         36,109,000
 Net proceeds from convertible preferred stock                                                 9,463,000
 Proceeds from convertible notes                                                                       -        5,500,000
 Repayments of capital lease obligations                                                        (222,000)         (32,000)
 Proceeds from stock option exercises                                                          1,601,000                -
                                                                                            ------------    -------------

Net cash provided by financing activities                                                     10,424,000       38,611,000
                                                                                            ------------    -------------

Net (decrease)/increase in cash and cash equivalents                                          (8,144,000)      24,658,000
Cash at beginning of period                                                                   17,382,000           99,000
                                                                                            ------------    -------------
Cash at end of period                                                                       $  9,238,000    $  24,757,000
                                                                                            ============    =============

Non cash investing and financing activities:
 Conversion of notes payable to common stock                                                           -        5,500,000
 Capital lease                                                                                   703,000                -
 Exercise of stock options through issuance of note receivable                                   491,000                -
 Conversion of accounts payables into notes payable                                              970,000                -

The accompanying notes are an integral part of these statements.

                              US SEARCH.COM INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

1. Organization and Business:

   US SEARCH, Inc. (the "Company") provides individual, corporate and professional clients with a single, comprehensive access point to a broad range of individual reference services and background screening services. Individual reference services include personal identifying information about individuals that can be used to identify, locate or verify the identity and background of an individual. The Company was formed as a California S Corporation in 1994, and reincorporated as a Delaware Corporation in April 1999.

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

   The unaudited condensed financial statements reflect, in the opinion of management, all adjustments which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of September 30, 2000, and the results of its operations for the three and nine month periods ended September 30, 2000 and 1999. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

   Restricted Cash

   As of September 30, 2000, $2,200,000 was pledged as collateral principally in connection with an outstanding letter of credit relating to a building lease agreement. Subsequent to September 30, 2000, restrictions on $1,000,000 were released in connection with a reduction of such letter of credit.

   Net Loss Per Share

   Basic net loss per common share is computed using the weighted average number of shares of common stock and diluted net loss per common share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding. Common equivalent shares related to stock options and warrants are excluded from the computation when their effect is antidilutive. As of September 30, 2000 the number of stock options that were antidilutive amounted to 6,690,744. As of September 30, 1999, there were 1,777,324 options which are excluded from the computation of diluted earnings per share because their inclusion would have been antidilutive.

                              US SEARCH.COM INC.

                                  (unaudited)


3.  Commitments And Contingencies:

    Strategic Alliance Commitments

    The Company has several cancelable and non-cancelable distribution and marketing agreements with various Internet companies. The terms of these agreements provide for varying levels of exclusivity and minimum and maximum fees payable based on the number of banners, buttons and text links displayed on affiliate web sites. The Company also has committed to purchase television advertising from various media companies. At September 30, 2000, the minimum non-cancelable payments due under these agreements are approximately $2,470,000 for the remainder of 2000, $2,720,000 for 2001 and $600,000 for 2002.

    Purchase Commitments:

    In July 1999, the Company entered into an agreement with a supplier of online information services data pursuant to which the Company has committed to purchase approximately $20 million worth of such data and information over a five and one-half year term. The minimum non-cancelable payments due under this agreement are $750,000 for the remainder of 2000, $3,600,000 for 2001 and $4,200,000 for 2002-2004.

    Lease Agreement

    In September 1999, the Company entered into a five-year lease for a 52,500 square foot facility located in the Marina Del Rey area of Los Angeles, California. Under the terms of the lease agreement, the Company is committed to make total rental payments of $4.8 million over the remaining term of the lease.

    Legal Proceedings

    On April 3, 2000 a tradename and service mark complaint was filed against the Company in the United States District Court for the Eastern District of Virginia, styled U.S. Search, LLC v USSearch.com Inc. Civil Action No. 00-554-A. The complaint seeks injunctive relief, damages not less than $5 million, costs and other further civil and equitable relief. The Complaint alleges violations of the Lanham Act and common law unfair competition in that the Company's use of the U.S. Search trade name and service mark created actual confusion or likelihood of confusion. The Company has answered the complaint and filed counterclaims against plaintiff U.S. Search LLC for infringement of a federally registered trademark, false designation of origin under section 43(a) of the Lanham Act and common law and unfair competition. The Company believes the suit is without merit and intends to defend itself aggressively.

    On August 14, 2000 a proposed class action complaint was filed against the Company in the Superior Court of the State of California for the County of Los Angeles, Dorothy Pilkington and Alice Schwartz-Scholl on behalf of themselves, and all other similarly situated, and on behalf of the general public vs. US Search.com, Inc., Case No. BC234858. The Complaint claims damages for breach of contract, violation of Unfair Practices Act, violation of the Consumer Legal Remedies Act, fraud and negligent misrepresentation in connection with the Company's adoption services. The Company has answered the Complaint and is engaged in settlement discussions.

4.  Preferred Stock

    On September 9, 2000, the Company issued 100,000 shares of Series A mandatorily redeemable preferred stock ("Preferred Stock"), stated value $100 per share, and warrants to purchase 75,000 of Preferred Stock to an investor for gross proceeds of $10 million. The warrants are exercisable for $100 per share at any time from the date of issuance through September 2005. The investor is also required to purchase in a second tranche an additional 100,000 shares of Preferred Stock for $100 per share in the event the Company meets certain performance metrics and other requirements. In connection with the offering the Company incurred legal, accounting and other offering expenses of approximately $537,000. The net proceeds of the offering of $9,463,000 has been allocated, based on an estimated relative fair value, between the issuance of Preferred Stock ($5,911,000) and the warrants and right to invest in the second tranche ($3,552,000). The amount ascribed to the warrants and the right to invest in the second tranche is accreted to the carrying value of the Preferred Stock over the redemption period. Accretion for the period from issuance to September 30, 2000 was approximately $30,000.

    The Preferred Stock has the following rights and preferences:

    Conversion:

    The Preferred Stock is convertible into common stock at the option of the holder at any time after issuance at a conversion price of $1.70 per share. The Preferred Stock automatically converts to common stock if the daily market price of common stock exceeds $10.00 for ten days during a 25 day period at any time after the first anniversary and (ii) upon the closing of a firmly underwritten public offering raising more than $25,000,000 at a price not less than $10 per share.

    The Company has recorded a non-cash charge to the net loss attributable to common stockholders of $1,029,000 relating to a beneficial conversion feature ("BCF"). The beneficial conversion feature has been computed based on the number difference between the fair market value of the stock on the date of close of the agreement ($1.875 on September 9, 2000) and the conversion price of $1.70, multiplied by the number of shares into which the preferred stock is convertible. The Company may record additional BCF charges on the second tranche funding ($10 million) if the fair market value of the Company's common stock on the date of the second closing is greater than $1.70 per share of common stock.

    Redemption:

    The Preferred Stock is redeemable at the option of the holders of the Series A Preferred after the fifth anniversary at a redemption price equal to the liquidation price plus any accrued and unpaid dividends. The Company may at its own option, after the fifth anniversary, redeem all, but not less than all, of the then issued and outstanding shares of Preferred Stock for an amount equal to $103 per share plus accrued and unpaid dividends.

    Dividends:

    The preferred stockholder is entitled for the period until September 2001, when, as and if declared by the Board, non-cumulative dividends of 6.0% per annum. After September 2001, the preferred stockholders are entitled to receive cumulative dividends, at a rate of 6.0% per annum in the form of additional preferred stock.

    Liquidation Preference:

    The liquidation preference is an amount equal to $100 per share. In the event of liquidation the preferred stockholder is entitled to receive the Liquidation preference plus all amounts of declared, accrued and unpaid dividends.

    Voting:

    The Preferred Stock has immediate voting rights equivalent to the number of common shares on an as-converted basis. The Preferred Stockholder has the right to elect two directors to the Board and is required to approve payment of other dividends, capital expenditure and amendment of bonus plans.

5.  Stock Options and Warrants:

    During the quarter ended September 30, 2000, 2,287,500 options were granted pursuant to the 1998 Stock Incentive Plan, at an average exercise price of $1.84 and 774,000 options were granted pursuant to the 2000 Stock Incentive Plan at an average exercise price of $2.35. During the quarter ended September 30, 2000, no shares were exercised. As of September 30, 2000, there were 6,690,744 options outstanding of which 905,044 were exercisable.

    In May 2000, the Company received from its president and chief executive officer a partial recourse note receivable of $491,000 in connection with the exercise of options to purchase 320,000 shares of the Company's common stock.

    In September 2000, the Company issued warrants to purchase 1,750,000 shares of common stock for $0.01 per share, in connection with the restructuring of one of its online advertising agreements. The non-forfeitable warrants have a ten year term and are exercisable from the date of issuance. The Company has recorded a non-cash charge of approximately $2,179,000 million in connection with these warrants.

PART I.   FINANCIAL INFORMATION

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

   We generate revenues by performing individual reference search and background screening services for clients. Our services include individual locator, individual profile report, employment screening, nationwide court record search, real property, criminal conviction and other related information search services. Individual locator services provide clients with the address and listed phone number for individuals, as well as, where applicable, date of death, and the city, state and zip code where the death benefits were issued. Our Internet-based "Instant Searches" provide a subset of this information in a completely automated fashion and at a lower price. Individual profile report services provide clients with the first and last name, alias, current and previous address, listed phone number, vehicle ownership where permitted by law, bankruptcy, property ownership, nationwide court record and corporate affiliation information about an individual into a single report. The typical time required to complete a search is one hour to 10 days, with "Instant Searches" requiring as little as a few seconds or minutes. We publish the prices for our services directly on our Web site and typically determine a client's manner of payment prior to beginning the search process. Prices for our non-instant searches have ranged from approximately $20 to $500 per search. Prices for "Instant Searches" have ranged from approximately $5 to $10 per search. The prices for our services vary based on the nature and amount of information and whether or not the search is assisted by a search specialist.

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

   Our cost of services consists primarily of payroll expenses, data acquisition costs, local and long distance telephone charges associated with providing our services, and an allocable portion of network and technology infrastructure. While our cost of services generally varies with revenues, we believe that as we increase the portion of our business to higher volume corporate accounts, volume discount pricing is likely to offset any reduction we may achieve in data costs and labor as a percentage of net revenues.

   We have an agreement with a supplier of online information services data to purchase approximately $20 million worth of such data over a five and one-half year term. The minimum non-cancelable payments under this agreement are $750,000 for the remainder of 2000, $3.6 million for 2001 and $4.2 million for 2002-2004.

   Our operating expenses consist primarily of selling, marketing, general and administrative expenses. We expect certain of our operating expenses to continue to increase substantially as we attempt to expand our sales and marketing force, improve our technology infrastructure and develop new technologies, while we expect other costs will decline or remain at current levels.

   Selling and marketing expenses constitute the largest portion of our operating expenses. Internet-based advertising expenses comprised over 47% of our total operating expenses for the 3-month period ended September 30, 2000. With the growth of our Internet-based services, an increasing portion of our advertising expenses has consisted of Internet-based advertising such as arrangements with Internet search engines and popular Web sites. We have recently restructured two such arrangements, and have begun to achieve a reduction of sequential quarterly advertising expense. This reduction includes savings from the establishment of revenue-share deals with a number of portal advertising partners, and a reduction in our television advertising to levels which can improve the returns achieved from that medium. We expect to further reduce our advertising expense by reassessing other existing relationships as they expire. Production costs associated with such advertising are expensed in the period first aired or displayed to the public. Costs relating to actual airing or display of such advertising are expensed in the quarter the advertising appears. While advertising aimed at consumers is being reduced, we expect certain selling and marketing expenses to increase as we attempt to expand our sales to businesses and professionals. We plan to target an increasing portion of our marketing and advertising programs and related expenditures toward business and professional clients rather than consumers.

   We have non-cancelable advertising and marketing agreements with several Internet companies. These agreements provide for varying levels of exclusivity and require us to make monthly minimum payments based on the number of impressions displayed on affiliate Web sites. The Company also has committed to purchase television advertising from various media companies. As of September 30, 2000, the minimum non-cancelable payments required under these agreements are approximately $2.5 million during the remainder of 2000, $2.7 million in 2001, and $600,000 in 2002.

   Our general and administrative expenses consist primarily of compensation and related costs for administrative personnel, fees for outside professional advisors and our occupancy costs and other overhead costs. Although costs associated with executives and consumer operations overhead are not expected to grow, we expect the trend of increased general and administrative costs to continue in the areas of technology personnel, as well as sales and marketing and personnel to promote services to corporate and professional clients.

   We incurred significant net losses of approximately $399,000 in 1997, $6.8 million in 1998, $26.4 million in 1999 and $24.4 million for the nine month period ended September 30, 2000. At September 30, 2000, we had an accumulated deficit of approximately $57.6 million. We expect to incur significant additional losses and continued negative cash flow from operations for the foreseeable future.

   We recorded a non-cash interest charge of approximately $4.6 million in the first nine months of 1999 relating to the beneficial conversion feature of the convertible subordinated note issued to the Kushner-Locke Company ("Kushner-Locke") in January 1999. This charge was calculated using the deemed fair value of common stock on the date each advance was made to us by subtracting the conversion price and multiplying the resulting amount by the number of shares into which the advance is convertible. The value assigned to the beneficial conversion feature was no greater than the amount of each advance made under the convertible subordinated note.

   We also recorded in the first nine months of 1999 a $2.5 million charge relating to warrants issued to Kushner-Locke in January 1999. This charge represents the deemed fair value of the warrants, which is the per share value derived by applying the Black-Scholes option pricing model to our underlying shares of common stock and multiplying that value by the number of shares of common stock issuable upon exercise of the warrants.

   In the three month period ended September 30, 2000 we recorded a $2.2 million non-cash charge relating to warrants issued in connection with the restructuring of one of our online advertising agreements. This charge had been recorded in sales and marketing expenses.

   Since the first quarter of 1999, we have granted certain stock options to employees and non-employee directors and will continue to grant options under the Amended and Restated 1998 Stock Incentive Plan and the 1999 Non-Employee Directors' Stock Option Plan and the 2000 Stock Incentive Plan. In 1999 we recorded unearned deferred compensation of approximately $3.2 million, representing the difference between the deemed fair value of our common stock for accounting purposes and the exercise price of such options at the date of grant. This amount was recorded as a reduction of stockholders' equity and amortized over the vesting period of the applicable options. During the nine months ended September 30, 2000, a credit was recorded to deferred compensation to account for the cancellation of certain options granted in 1999. As a result, we currently expect to amortize the remaining unearned deferred compensation at September 30, 2000 of approximately $30,000 in the fourth quarter of 2000.


Results of Operations

   Comparison of the Three Months Ended September 30, 2000 to the Three Months Ended September 30, 1999

   Net Revenues. Our net revenues decreased from approximately $6.2 million for the three months ended September 30, 1999 to approximately $5.2 million for the three months ended September 30, 2000, representing a 15% decrease. The decrease is primarily attributable to a decrease in the number of Internet-based transactions which occurred as a result of decreased web site visitor traffic. The decline in Web site traffic was likely a result of decreased advertising expense (excluding non-cash charges for the restructuring of a certain advertising agreement).

   Gross Profit. Gross profit decreased from approximately $3.8 million for the three months ended September 30, 1999 to approximately $2.8 million for the three months ended September 30, 2000, representing a 27% decrease. Gross profit as a percentage of net revenues was approximately 53% and 62% for the three month periods ended September 30, 2000, and September 30, 1999, respectively. Cost of services increased to approximately $2.4 million for the three months ended September 30, 2000, or 4%, from approximately $2.3 million for the three months ended September 30, 1999. As a percentage of net revenues, cost of services was approximately 47% and 38% for the three month periods ended September 30, 2000 and September 30, 1999, respectively. Data acquisition and fulfillment costs as a percentage of revenues in 2000 increased compared to 1999 due to the use of a higher cost, higher quality data provider for certain products. Labor costs increased as a percentage of net revenues primarily due to increased hourly wage rates and the incurring of overtime expense incurred in pursuit of improvement in customer service and order fulfillment response time. In addition, refunds increased as a percentage of gross revenues which decreased gross profit.

   Selling and Marketing Expenses. Selling and marketing expenses increased from approximately $7.5 million for the three months ended September 30, 1999 to approximately $8.1 million for the three months ended September 30, 2000. As a percentage of net revenues, selling and marketing expenses increased to approximately 155% for the three months ended September 30, 2000, from approximately 121% for the three months ended September 30, 1999. This increase is primarily attributable to the recording of a $2.2 million non-cash charge for warrants issued to one of our Internet advertising partners in connection with the termination of a long-term commitment. Excluding such non-cash charge, online advertising declined in the three months ending September 30, 2000 compared to the same period in 1999 due to a reduction in the number of impressions ordered.

   General and Administrative Expenses. General and administrative expenses increased from approximately $2.2 million for the three months ended September 30, 1999 to approximately $3.9 million for the three months ended September 30, 2000. As a percentage of net revenues, general and administrative expenses increased to approximately 74% for the three months ended September 30, 2000, from approximately 35% for the three months ended September 30, 1999. This increase is primarily attributable to the costs associated with the hiring of additional management, technology and administrative personnel, severance costs on certain terminated executives, as well as an increase in rent expense.

   Charge(Credit) for compensation related to stock options. During the three month period ended September 30, 2000, a credit of approximately $322,000 was recorded in connection with the cancellation of options (granted in 1999) on the termination of certain employees as compared to a charge of $305,000 for the same period in 1999. We expect to amortize the remaining deferred compensation balance of approximately $30,000 in the fourth quarter.

   Interest Income(Expense) Net. Interest income, net of interest expense, decreased to $112,000 for the three months ended September 30, 2000 compared to $370,000 for the three months ended September 30, 1999. The decline is attributable to the decline in the cash balances available for investment.

Comparison of the nine months ended September 30, 2000 to the nine months ended September 30, 1999

   Net Revenues. Our net revenues increased from approximately $13.4 million for the nine months ended September 30, 1999 to approximately $18.6 million for the nine months ended September 30, 2000, representing a 38% increase. The increase is primarily attributable to an increase in the number of Internet-based transactions which occurred as a result of increased web site visitor traffic. The growth in web site traffic was driven by increased advertising on a greater number of Internet search engines and popular web sites.

   Gross Profit. Gross profit increased from approximately $8.8 million for the nine months ended September 30, 1999 to approximately $9.9 million for the nine months ended September 30, 2000, representing a 13% increase. Gross profit as a percentage of net revenues was approximately 53% and 65% for the nine months ended September 30, 2000 and the nine months ended September 30, 1999, respectively. Cost of services increased to approximately $8.7 million for the nine months ended September 30, 2000 from approximately $4.6 million for the nine months ended September 30, 1999. As a percentage of net revenues, cost of services was approximately 47% and 35% for the nine months ended September 30, 2000 and the nine months ended September 30, 1999, respectively. Data acquisition and fulfillment costs as a percentage of revenues increased due to the introduction of certain lower- priced public record report products and the use of a higher cost, higher quality data provider for certain products. Labor costs increased as a percentage of net revenues primarily due to increased hourly wage rates and the growth in personnel involved in handling the increased volume of service requests. In addition, refunds increased as a percentage of gross revenues, which decreased gross profit due to the implementation of new customer service policies.

   Selling and Marketing Expenses. Our selling and marketing expenses increased from $14.3 million for the nine months ended September 30, 1999 to approximately $23.1 million for the nine months ended September 30, 2000. As a percentage of net revenues, selling and marketing expenses increased to approximately 124% for the nine months ended September 30, 2000, from approximately 106% for the nine months ended September 30, 1999. This increase is primarily attributable to the expansion of Internet-based advertising and increased television promotional fee advertisements, and to the recording of a non-cash charge of $2.2 million for warrants issued in connection with the restructuring of an online advertising agreement.

   General and Administrative Expenses. Our general and administrative expenses increased from approximately $4.8 million for the nine months ended September 30, 1999 to approximately $12.1 million for the nine months ended September 30, 2000. As a percentage of net revenues, general and administrative expenses increased to approximately 65% for the nine months ended September 30, 2000, from approximately 35% for the nine months ended September 30, 1999. This increase is primarily attributable to severance costs, the hiring of new management, technology and administrative personnel as well as an increase in rent expense.

   Charge(Credit) for Compensation related to stock options. During the nine month period ended September 30, 2000, a credit of approximately $332,000 was recorded in connection with the cancellation of options (granted in 1999) on the termination of certain employees. We expect to amortize the remaining deferred compensation balance of approximately $30,000 in the remainder of 2000.

   Interest Income(Expense) Net. Our interest income, increased to $494,000 for the nine months ended September 30, 2000 compared to interest expense of $4.6 million for the nine months ended September 30, 1999. Included in interest expense for the nine months ended September 30, 1999 is approximately $4.6 million relating to the beneficial conversion feature on the convertible subordinated note issued to Kushner-Locke. In addition, the interest expense for the nine months ended September 30, 1999 also includes interest on outstanding short term and long term debts, and other inter-company advances from Kushner-Locke, offset by interest income.

   Amortization of debt issue costs. In connection with the convertible subordinated note issued to Kushner-Locke, we granted to Kushner-Locke warrants to purchase 906,782 shares of our common stock. Relating to these warrants we have recorded a non-cash charge of $2.5 million that we have amortized over the six month period that the convertible subordinated note was outstanding. Also, the $5,500,000 convertible subordinated note included a $550,000 origination fee in the amount of $550,000 payable to Kushner-Locke, which was fully amortized in the prior-year period.

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

Liquidity and Capital Resources

   Cash and cash equivalents decreased from $17.4 million at December 31, 1999 to $9.2 million at September 30, 2000 (excluding $2.2 million of restricted cash pledged as collateral principally in connection with our new building lease), primarily as a result of operating losses.

   Cash used in operations increased from $ 13.5 million for the nine months ended September 30, 1999 to $16.0 million for the nine months ended September 30, 2000. This increase is primarily attributable to increased expenditures on Internet-based advertising and increased general and administrative expenses relating to the hiring of executive personnel and the development of information technology infrastructure.

   Cash used in investing activities increased from $489,000 for the nine months ended September 30, 1999 to $2.6 million for the nine months ended September 30, 2000. This increase is primarily attributable to increased purchases of computer hardware and software and other fixture and equipment in connection with our new premises.

   Cash provided by financing activities decreased from $38.6 million for the nine months ended June 30, 1999 to approximately $10.4 million for the nine months ended September 30, 2000. During the nine months ended September 30, 2000 we received $9.5 million from the sale of convertible preferred stock and $1.6 million from the exercise of employee stock options, while during the nine months ended September 30, 1999 we received $36.1 million from the proceeds of our initial public offering of common stock.

   Since inception we have experienced negative cash flow from operations and expect to continue to experience significant negative cash flow from operations in the foreseeable future. We currently believe that our existing capital resources together with the proceeds of the sale of an additional 100,000 shares of Series A Convertible Preferred Stock to Pequot Private Equity Fund II, L.P. will be sufficient to meet our cash requirements through the next 12 months. Because Pequot Private Equity Fund II, L.P. is not obligated to purchase the additional 100,000 shares of Series A Convertible Preferred Stock if we do not meet certain performance criteria and satisfy certain other conditions, there is no assurance that this additional financing will be consummated. If we do not complete the sale to Pequot Private Equity Fund II, L.P. of the additional 100,000 shares of Series A Convertible Preferred Stock, we will not have sufficient resources, absent additional financing, to meet our cash requirements through the next 12 months without significantly limiting our expenditures. In addition no assurance is given that we will not be required to raise additional financing prior to completing the sale of the additional 100,000 shares of Series A Convertible Preferred Stock to Pequot Private Equity Fund II, L.P.. Furthermore, there is no assurance that additional financing will be available when needed or that, if available, the financing will be on favorable terms. If the financing is not available when required, or is not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of business opportunities, or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

We have incurred significant net losses and we may never achieve profitability

   We incurred significant net losses of approximately $399,000 in 1997, $6.8 million in 1998, $26.4 million in 1999 and $24.4 million through the nine months ended September 30, 2000. As of September 30, 2000, we had an accumulated deficit of approximately $57.6 million. We expect to incur significant additional losses and continued negative cash flow from operations for the remainder of 2000. We have never achieved profitability in our consumer business, and to that end, we have reduced our staff and advertising expenses related to that business.

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

We may be unable to respond to the competitive efforts of other companies

   Many of our competitors have greater financial and marketing resources than we do and may have significant competitive advantages through other lines of business, their existing client base and other business relationships. These competitors and other potential competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote more resources to developing information search services and background checks for individual or corporate clients than we are willing or able to accomplish. Our competitors or potential competitors may develop services that are superior to ours, develop services less expensive than ours or that achieve greater market acceptance than our services. We may not be able to successfully compete against our current or future competitors with respect to any of these factors. As a response to changes in the competitive environment, we may make pricing, service or marketing decisions such as reducing our prices or increasing our advertising, all of which may affect our operating results. If we are unsuccessful in responding to our competitors, our business, financial condition and results of operations will be materially adversely affected.

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

We depend on a limited number of service offerings for a significant portion of our revenues

   We have historically derived a substantial portion of our revenues from a small number of service offerings, particularly our individual locator, individual profile reports and "Instant Searches" services. If we are unable to continue to offer these services or if our costs of providing these services increase such that we can no longer offer these services at competitive prices, our business, financial condition, and results of operations may be materially adversely affected.

We may need to raise additional capital that may not be available

   Our existing capital resources may not be sufficient to meet our cash requirements through the next 12 months. We may need to raise additional capital and we may not be able to obtain additional financing on favorable terms, if at all. If we cannot raise necessary additional capital on acceptable terms, we may not be able to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on our business, financial condition, and results of operations. In September 2000 we sold 100,000 shares of Series A Convertible Preferred Stock to Pequot Private Equity Fund II, L.P. for an aggregate purchase price of $10.0 million. We may sell an additional $10 million of Series A Convertible Preferred Stock to Pequot Private Equity Fund II, L.P. if we meet certain financial performance objectives and satisfy certain other conditions. We may receive an additional $7.5 million if Pequot Private Equity Fund II, L.C. fully exercises its outstanding warrants to purchase common stock. We may not meet the financial performance objectives or satisfy the other conditions required to sell the additional shares of Series A Convertible Preferred Stock to Pequot Private Equity Fund II, L.P. Further we can give no assurance that Pequot Private Equity Fund II, L.P. will exercise in full its warrants to purchase shares of our common stock. If we raise additional capital through a debt financing, it may involve covenants limiting, or restricting our operations or future opportunities.

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

Agreements with partners may not result in any increase in our revenues or improvement in our operations or financial conditions

   Existing arrangements with partners such as InfoSpace, Inc., NetHot Development, BeFree and Employee Matters generally do not contain minimum purchase commitments or payment obligations. Similarly, new agreements with additional partners may not contain any minimum purchase commitments or payment obligations or may be limited to a pilot or test program. As a result, existing agreements and new agreements, if any, with partners may not result in any meaningful increase in our revenues, or any improvement in our operations or financial condition.

We have substantial fixed costs which may not be offset by our revenues

   A substantial portion of our operating expenses are related to management personnel, administrative support and our advertising agreements. Our advertising is typically conducted under non-cancelable fixed term contracts. We also have minimum payment obligations under the agreement with our key database and information supplier. As a result, a substantial portion of our expenses in any given period is fixed and based in part on our expectations of future revenues and advertising and sales productivity. We may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. If we are unable to generate sufficient revenues to offset our advertising costs or the minimum payment obligations under the agreement with our key database and information supplier, or if we are unable to lower our advertising costs to respond to lower than expected revenues, our results of operations will suffer and the market price of our common stock could fall.

Our senior executive officers are relatively new to US SEARCH

   Our Chief Executive Officer, Brent N. Cohen, joined US SEARCH in February 2000. In addition, several other members of our executive management team joined us after March 1, 2000, and therefore may take some time to adequately familiarize themselves with the nature of our business and operations. If these executives are unable to learn about and adjust to our business quickly and efficiently, our business financial condition, and results of operations may be materially adversely affected.

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

Our access to key Internet advertising depends on marketing agreements between other Internet companies that are beyond our control

   Advertising arrangements with one Internet company may provide us access to another company's Web site. For example, our arrangement with InfoSpace provides us with advertising within the white page directories of the AOL and MSN Web sites, independent of any agreements with AOL or MSN. Our advertising on these Web sites depends on the continued relationship InfoSpace has with companies such as AOL and MSN. If this relationship is terminated for any reason and if we are either unable to enter into an agreement with these companies or unable to enter into an agreement with another company that has an agreement providing access to AOL and/or MSN, our advertising will no longer appear on their Web sites. This could significantly reduce our advertising reach and, consequently, lower the number of potential clients visiting our Web site which could in turn materially adversely affect our business, financial condition and results of operations.

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

We may be subject to federal and state laws relating to the use of personal information and privacy rights

   Many privacy and consumer advocates and federal regulators have become increasingly concerned with the use of personal information, particularly so-called credit header information. For certain qualified business customers, we use the social security numbers of individuals to search various databases, including those of consumer credit reporting agencies. For example, we search the "header" information contained in various consumer credit reporting agencies' databases to find, among other items, current and previous addresses, social security numbers used by an individual, or possible other names (such as maiden names, married names, etc.). "Header" information consists of such information as the name, social security number, date of birth, and current and previous addresses on a consumer credit report. We also search these databases to determine if a customer's social security number is being used by any other party. Attempts have been made and can be expected to continue to be made by various federal regulators and organized groups to adopt new or additional federal and state legislation to regulate the use of personal information. If federal and/or state laws are amended or enacted in the future relating to access and use of personal information, in particular, and privacy and civil rights, in general, there could be a material adverse effect on our business financial condition, and results of operations.

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

We depend on attracting qualified employees and responding to employee turnover for our success

   As of September 30, 2000, we had 224 full-time employees and 36 part-time employees. Although we have announced and intend to implement a 22% staff reduction, we nonetheless anticipate that the number of employees may increase significantly during the next 12 months if we are successful in we expanding our existing service offerings and introducing and marketing new services to corporate and professional clients. Competition for qualified employees is intense. Our success depends upon our ability to attract and retain additional highly qualified technical, sales and marketing personnel to support growing operations. The process of locating and hiring personnel with the combination of skills and attributes required to carry out our strategy is time-consuming and costly. Further, our efforts to implement a 22% staff reduction may result in a decrease in staff morale which may result in the loss of other employees or absenteeism, and which may make the hiring of additional employees more difficult. Our success also depends on our ability to effectively train and maximize the productivity of our existing and future employees. We may also experience higher costs and possible disruption of our business as we hire and train new personnel to replace those lost in the ordinary course of our business or lost in an expansion or relocation of our facility. The loss of key personnel or the inability to attract additional qualified personnel to supplement or, if necessary, to replace existing personnel, could have a material adverse effect on our business, financial condition and results of operations.

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

We may be unable to prevent third parties from developing Web sites and acquiring domain names similar to ours

   We have registered several domain names, including 1800USSEARCH.com and ussearch.com. We know of at least two competitors that have a corporate name and domain name similar to ours. These competitors also have a Web site with a similar look and feel to our Web site. We believe that these similarities may cause confusion on the part of potential clients, and this confusion may harm our business, financial condition, and results of operations. We have sent several cease-and-desist letters to these competitors and have engaged in settlement discussions. If these discussions do not result in resolution, we may be required to file lawsuits to protect our interests. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other property rights.

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

Our certificate of incorporation, bylaws and Delaware law contain provisions that could discourage a third party from acquiring us and consequently decrease the market value of our common stock

   Our certificate of incorporation grants our board of directors the authority to issue up to 1,000,000 shares of preferred stock, and to determine the price, rights, preferences, privileges and restrictions, including voting rights of these shares without any further vote or action by the stockholders. In September 2000 we sold 100,000 shares of Series A Preferred Stock to Pequot Private Equity II, L.P. Because Series A Preferred Stock was issued with voting, liquidation, dividend and other rights superior to those of the common stock, the rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of the Series A Preferred Stock and any preferred stock that may be issued in the future. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock which could decrease the market value of our stock. Further, provisions in our certificate of incorporation and bylaws and of Delaware law could have the effect of delaying or preventing a third party from acquiring us, even if a change in control would be in the best interest of our stockholders. These provisions include the inability of stockholders to act by written consent without a meeting and procedures required for director nomination and stockholder proposal.


The holder of our Series A Convertible Preferred Stock may acquire voting control upon the occurrence of certain events

   In September 2000 we sold 100,000 newly-issued shares of our Series A Convertible Preferred Stock to Pequot Private Equity Fund II, L.P., a Delaware limited partnership for an aggregate purchase price of $10 million and issued to Pequot Private Equity Fund II, L.P. a warrant to purchase up to 75,000 additional shares of our Series A Convertible Preferred Stock. Pequot Private Equity Fund II, L.P. has also agreed to purchase an additional 100,000 shares of our Series A Convertible Preferred Stock for $10 million if certain performance criteria and other conditions are satisfied. The Series A Convertible Preferred Stock has a stated value of $100 per share and is convertible into Common Stock of the Company at $1.70 per share of Common Stock.

   In October 2000 Pequot Private Equity Fund II, L.P. purchased from The Kushner-Locke Company 3.5 million shares of our Common Stock at a purchase price of $1.20 per share. The Kushner-Locke Company also granted Pequot Private Equity Fund II, L.P. a right of first refusal with respect to the remaining shares of our Common Stock held by The Kushner-Locke Company.

   Pequot Private Equity Fund II, L.P. currently beneficially hold 46.8% of our Common Stock of the Company, assuming an immediate conversion of the Series A Convertible Preferred Stock currently held by it, exercise in full of the warrant and an immediate conversion of the Series A Convertible Preferred Stock underlying the warrant. If certain performance criteria and other conditions are satisfied and, as a result, Pequot Private Equity Fund II, L.P. acquires an additional 100,000 shares of our Series A Convertible Preferred Stock, Pequot Private Equity Fund II, L.P. will beneficially hold, as of the date thereof, 55.7% of our Common Stock, assuming immediate conversion of all Series A Convertible Preferred Stock, an exercise in full of the warrant and an immediate conversion of the Series A Convertible Preferred Stock underlying the warrant.

   We have also entered into a Stockholders Agreement, with Pequot Private Equity Fund II, L.P. and The Kushner-Locke Company. The Stockholders Agreement provides, among other things, that Pequot Private Equity Fund II, L.P. and The Kushner-Locke Company will vote the shares of capital stock held by them in favor of (i) one member of the Board of Directors being nominated by Kushner-Locke, (ii) one member, if Pequot Private Equity Fund II, L.P. owns between 10 and 35% of the shares of Common Stock issued upon conversion of the Series A Preferred Stock, or two members, if Pequot Private Equity Fund II, L.P. owns at least 35% of the shares of Common Stock issued upon conversion of the Series A Preferred Stock, of the Board of Directors being nominated by Pequot Private Equity Fund II, L.P., (iii) our the Chief Executive Officer as a member of our Board of Directors, and (iv) three independent members of the Board of Directors, each of which shall be nominated for election by the consent of the Board Members nominated by Pequot Private Equity Fund II, L.P. and a majority of all other members of the Board of Directors other than Board Member nominated by The Kushner-Locke Company.

   If certain performance criteria and other conditions are satisfied and, as a result, Pequot Private Equity Fund II, L.P. acquires an additional 100,000 shares of our Series A Convertible Preferred Stock, Pequot Private Equity Fund II, L.P. will be able to exercise voting control over issues presented to our stockholders for approval. Further, by virtue of the Stockholders Agreement and the rights, preferences and privileges of the Series A Convertible Preferred Stock, Pequot Private Equity Fund II, L.P. possesses certain special voting and approval rights which could prevent us from taking certain major corporate actions such as the issuance of additional securities, the payment of dividends, or the merger of us with or into another entity or sale of substantially all of our assets.


If the trading price per share of our common stock remains below $1.00, we may be delisted from The Nasdaq National Market

  The closing sale price of our Common Stock on November 10, 2000 was $0.625 per share. Under the rules and regulations of The Nasdaq Stock Market, Inc., to maintain listing on the Nasdaq National Market System we must maintain a trading price per share of more than $1.00. If the trading price per share of our common stock remains below $1.00, we may be delisted from the Nasdaq National Market System. If we were delisted from the Nasdaq National Market System, trading in our common stock, if any, may have to be conducted in the over-the-counter market in so-called "pink sheets" or, if then available, the OTC Bulletin Board. As a result, the holders of our common stock would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock.

  If our common stock is delisted from trading on The Nasdaq Stock Market and the trading price is less than $5.00 per share, trading in our common stock would also be subject to the requirements of Rule 15g-9 promulgated under the Securities Exchange Act of 1934. Under such rule, broker/dealers who recommend these low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally any equity security not traded on an exchange or quoted on The Nasdaq Stock Market that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated with the penny stock market. These requirements would likely severely limit the market liquidity of our common stock and the ability of our shareholders to dispose of their shares, particularly in a declining market.

PART I.   FINANCIAL INFORMATION

Item 3.   Quantitative and qualitative disclosures about market risk


   We considered the provisions of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent In Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial instruments at September 30, 2000 and our total liabilities as of September 30, 2000 consist primarily of notes payable and accounts payable which have fixed interest rates and were not subject to any significant market risk.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

        On April 3, 2000 a tradename and service mark complaint was filed against the Company in the United States District Court for the Eastern District of Virginia, styled U.S. Search, LLC v US Search.com Inc. Civil Action No. 00-554-A. The complaint seeks injunctive relief, damages not less than $5 million, costs and other further civil and equitable relief. The Complaint alleges violations of the Lanham Act and common law unfair competition in that the Company's use of the U.S. Search trade name and service mark created actual confusion or likelihood of confusion. The Company has answered the complaint and filed counterclaims against plaintiff U.S. Search LLC for infringement of a federally registered trademark, false designation of origin under section 43(a) of the Lanham Act and common law and unfair competition. The Company believes the suit is without merit and intends to defend itself aggressively.

        On August 14, 2000 a proposed class action complaint was filed against the Company in the Superior Court of the State of California for the County of Los Angeles, Dorothy Pilkington and Alice Schwartz-Scholl on behalf of themselves, and all other similarly situated, and on behalf of the general public vs. US Search.com, Inc., Case No. BC234858. The Complaint claims damages for breach of contract, violation of Unfair Practices Act, violation of the Consumer Legal Remedies Act, fraud and negligent misrepresentation in connection with the Company's adoption services. The Company has answered the Complaint and is engaged in settlement discussions.


Item 2. Changes in Securities and Use of Proceeds.

        (a)  Not Applicable

        (b) and (c)


        On September 7, 2000 the Company sold 100,000 newly-issued shares (the "Series A Shares") of its Series A Convertible Preferred Stock to Pequot Private Equity Fund II, L.P., a Delaware limited partnership (the "Purchaser") for an aggregate purchase price of $10 million and issued to the Purchaser a warrant to purchase up to 75,000 shares of Series A Convertible Preferred Stock (the "Warrant") pursuant to a Purchase Agreement, dated as of September 7, 2000, by and between the Company and the Purchaser (the "Agreement"). The Purchaser has also agreed to purchase an additional 100,000 shares of Series A Convertible Preferred Stock of the Company if certain conditions set forth in the Agreement, including performance criteria of the Company, are satisfied, for an additional purchase price of $10 million (the "Additional Purchase"). If the Warrant is exercised in full by the Purchaser, the Company will receive an additional $7.5 million upon exercise thereof. The Series A Convertible Preferred Stock has a stated value of $100 per share and is convertible into Common Stock of the Company at $1.70 per share of Common Stock. The issuance and sale of the Series A Shares to the Purchaser was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act") by virtue of Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.

        The following is a summary of the principal terms of the Series A Convertible Preferred Stock and is qualified in its entirety by reference to the Amended Certificate of Designations of Series A Convertible Preferred Stock of the Company filed as an exhibit to the Company's Current Report on Form 8-K filed September 15, 2000.

        Dividends
        ---------

        From the date of original issuance of the Series A Convertible Preferred Stock through September 7, 2001, the holders of such preferred stock, in preference to the holders of shares of any class or series of capital stock of the Company with respect to dividends, shall be entitled to receive, when, as and if declared by the Board of Directors of the Company, non-cumulative cash dividends at an annual rate of 6%. After September 7, 2001, the holders of Series A Convertible Preferred Stock shall receive cumulative dividends at an annual rate of 6%, which dividends shall be paid quarterly in the form of additional shares of Series A Convertible Preferred Stock. In addition, in the event any dividends are declared with respect to the Common Stock of the Company, the holders of Series A Convertible Preferred Stock shall be entitled to receive as additional dividends an amount equal to the amount of dividends that each such holder would have received had the Series A Convertible Preferred Stock been converted into Common Stock as of the date immediately prior to the record date of such dividend.

      Liquidation Preference
      ----------------------
      In the event of a liquidation, dissolution or winding up of the affairs of the Company, the holders of Series A Convertible Preferred Stock shall be entitled to receive out of the assets of the Company an amount equal to $100 per share of Series A Convertible Preferred Stock plus an amount equal to all declared and unpaid and any accrued and unpaid dividends through the date of the distribution before any payment is made or assets distributed to the holders of any class or series of the Common Stock of the Company or any other class or series of the Company's capital stock ranking junior to the Series A Convertible Preferred Stock with respect to liquidation. The acquisition of the Company resulting in a transfer of more than 50% of the outstanding voting power of the Company or the sale of all or substantially all of the assets of the Company shall be treated as a liquidation of the Company unless the holders of a majority-in-interest of the Series A Convertible Preferred Stock shall agree not to treat such event as a liquidation.

      Redemption
      ----------
      At any time after September 7, 2005 at the request of a majority-in-interest of the holders of the Series A Convertible Preferred Stock, the Company shall redeem for cash the then issued and outstanding shares of Series A Convertible Preferred Stock in accordance with the following schedule: (i) one third (33.33%) of the then issued and outstanding shares of Series A Convertible Preferred Stock within 120 days of receipt of notice from the holders of the Series A Convertible Preferred Stock (the "First Redemption"), (ii) one half (50%) of the then outstanding shares of Series A Convertible Preferred Stock on the first anniversary of the First Redemption, and (iii) all (100%) of the then issued and outstanding shares of Series A Convertible Preferred Stock on the second anniversary of the First Redemption.

      At any time after September 7, 2005 the Company may redeem all, but not less than all, of the then issued and outstanding shares of Series A Convertible Preferred Stock for an amount equal to $103.00 per share plus all accrued and unpaid dividends.

      Voting Rights
      -------------
      The holders of Series A Convertible Preferred Stock shall be entitled to vote together with the holders of Common Stock on all maters submitted for a vote of the stockholders of the Company, including the election of directors. The holders of Series A Convertible Preferred Stock shall also have the right, voting separately as a single class, to elect up to 2 members of the Board of Directors of the Company (the "Series A Directors").

      If there shall occur certain material events with respect to the Company, including, among other events, the Company's failure to timely declare or pay the required dividends on the Series A Convertible Preferred Stock, or any obligation of the Company, whether as principal, guarantor, surety or other obligor for the payment of indebtedness or borrowed money in excess of $5,000,000 becoming or being declared due and payable prior to the express maturity thereof and not being paid when due or within any grace period and such default remaining uncured for 15 days, the holders of Series A Convertible Preferred Stock shall have the right, voting as a separate class, to elect a sufficient number of additional directors of the Company to such that the Series A Directors constitute a majority of the Board of Directors of the Company. This right shall terminate upon the curing of the event which gave rise to it.

      Preemptive Rights
      -----------------
      In the event that the Company proposes to issue any shares of its Common Stock or securities convertible into or exchangeable or exercisable for shares of Common Stock in any transaction (other than certain specified exceptions) each holder of Series A Convertible Preferred Stock shall have the right to purchase its pro rata amount of such shares (computed on an as-converted and fully diluted basis).

      Conversion
      ----------
      The conversion price per share of the Series A Convertible Preferred Stock shall be $1.70, subject to adjustment under certain circumstances.

          Special Approval Rights
          -----------------------

          As long as the Purchaser and/or its affiliates, in the aggregate, hold more than 25% of the Series A Convertible Preferred Stock, the Company will not take certain actions without the consent of the Board of Directors and the consent of the Series A Directors.

          (d)   Not applicable


Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders.

          None

Item 5.   Other Information
          None

Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits:

          Exhibit No.           Description
          ---------------------------------

          3.1*      Certificate of Incorporation
          3.1.1*    Certificate of Amendment of Certificate of Incorporation,
                    dated May 12, 1999, changing corporate name to US SEARCH.com
                    Inc.
          3.1.2**   Amended Certificate of Designations of Series A Convertible
                    Preferred Stock of US SEARCH.com Inc.
          3.2*      Bylaws
          4.1*      Form of Common Stock Certificate
          10.1.     Contract Cancellation, Settlement and Release Agreement,
                    dated as of September 29, 2000, by and between US SEARCH.com
                    Inc., and The Kushner-Locke Company, and InfoSpace, Inc.
          10.2      Sales Agency Agreement, dated as of October 1, 2000, by and between US SEARCH.com Inc. and InfoSpace, Inc. ***
          10.3      Registration Rights Agreement, dated as of September 29,
                    2000, by and between US SEARCH.com Inc. and InfoSpace, Inc.
          10.4      Warrant, dated September 29, 2000, by US SEARCH.com Inc. in favor of InfoSpace, Inc.
          10.5      Promissory Note, dated August 23, 2000, by US SEARCH.com
                    Inc. in favor of Lycos, Inc.

          27.1      Financial Data Schedule

          * Filed with the Company's Registration Statement on Form S-1, File No. 333-76099, declared effective on June 24, 1999, incorporated herein by reference.

          ** Filed as exhibit 3.1 of the Company's Report on Form 8-K filed September 15, 2000, incorporated herein by reference.

          *** CERTAIN PORTIONS OF THIS EXHIBIT HAVE BEEN OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR AN ORDER GRANTING CONFIDENTIAL TREATMENT OF SUCH INFORMATION IN ACCORDANCE WITH RULE 24b-2 PROMULGATED UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

      (b)  Reports on Form 8-K:

           On September 15, 2000, the Company filed a Report on Form 8-K with the Securities and Exchange Commission under Item 5 to report the sale of 100,000 shares of Series A Preferred Stock to Pequot Private Equity Fund II, L.P..

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              US SEARCH.COM INC.
                                 (Registrant)

Date:  November 14, 2000            By: /s/ Brent N. Cohen
      --------------------              -----------------------------------
                                         Brent N. Cohen
                                         President and Chief Executive Officer



                                    By: /s/ Alan S. Mazursky
                                        -----------------------------------
                                         Alan S. Mazursky
                                         Vice President, Finance and Interim Chief Financial Officer
                                         (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

      Exhibit No. Description
      -----------------------

      3.1*     Certificate of Incorporation
      3.1.1*   Certificate of Amendment of Certificate of Incorporation, dated
               May 12, 1999, changing corporate name to US SEARCH.com Inc.
      3.1.2**  Amended Certificate of Designations of Series A Convertible
               Preferred Stock of US SEARCH.com Inc.
      3.2*     Bylaws
      4.1*     Form of Common Stock Certificate
      10.1.    Contract Cancellation, Settlement and Release Agreement, dated as of September 29, 2000, by and between US SEARCH.com Inc., and The
               Kushner-Locke Company, and InfoSpace, Inc.
      10.2     Sales Agency Agreement, dated as of October 1, 2000, by and between US SEARCH.com Inc. and InfoSpace, Inc. ***
      10.3     Registration Rights Agreement, dated as of September 29, 2000, by and between US SEARCH.com Inc. and InfoSpace, Inc.
      10.4     Warrant, dated September 29, 2000, by US SEARCH.com Inc. in favor of InfoSpace, Inc.
      10.5     Promissory Note, dated August 23, 2000, by US SEARCH.com Inc. in favor of Lycos, Inc.
      27.1     Financial Data Schedule

      * Filed with the Company's Registration Statement on Form S-1, File No. 333-76099, declared effective on June 24, 1999, incorporated herein by reference.

      ** Filed as exhibit 3.1 of the Company's Report on Form 8-K filed September 15, 2000, incorporated herein by reference.

      *** CERTAIN PORTIONS OF THIS EXHIBIT HAVE BEEN OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO A REQUEST FOR AN ORDER GRANTING CONFIDENTIAL TREATMENT OF SUCH INFORMATION IN ACCORDANCE WITH RULE 24b-2 PROMULGATED UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED