Form 10-K
period 2000-12-31
US SEARCH CORP COM
filed 2001-04-02
CIK 1083087

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000	Commission File No. 0-26149

US SEARCH.COM INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4504143 (I.R.S. Employer Identification Number)

5401 Beethoven Street, Los Angeles, CA 90066
(Address of principal executive offices) (Zip Code)

(310) 302-6300
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:
 None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, par value $0.001 per share

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value based on the closing price of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $3,906,727 as of March 29, 2001.

    There were 17,937,988 shares of outstanding Common Stock of the Registrant as of March 29, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A not later than 120 days after the end of the Registrant's fiscal year (December 31, 2000) are incorporated by reference in Part III Items 10, 11, 12 and 13 and Part IV of this Form 10-K.

PART I

Item 1. Business

    THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON OUR CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY'S BUSINESS, MANAGEMENT'S BELIEFS AND ASSUMPTIONS MADE BY MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," "LIKELY", VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS AND OUTCOMES MAY DIFFER MATERIALLY FROM WHAT IS EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE THOSE SET FORTH BELOW UNDER "FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION" AND OUR OTHER PUBLIC FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. WE UNDERTAKE NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

Overview

    US SEARCH provides individual, corporate and professional clients with a single, comprehensive access point to a broad range of information and data for locating individuals, discovering more about individuals and businesses, preventing fraud and screening prospective employees, among other things. Our services can be accessed through our Web sites, www.ussearch.com and www.verotrust.com, or by calling one of our toll free telephone numbers, 1-800-USSEARCH for consumers or 1-877-327-2410 for businesses.

    US SEARCH's core competency of accessing data from many disparate sources is leveraged across the three product lines that US SEARCH provides: consumer services, corporate services and internet trust services. US SEARCH is currently developing differentiating, proprietary technology that will allow the Company to more efficiently access disparate data in order to answer precise questions and to integrate results of its searches into meaningful responses that provide the information US SEARCH customers seek, whether it is to locate an individual, verify a business, screen a prospective employee or provide a risk profile that will help one entity determine whether or not to engage in a transaction with another.

Industry Background

The Fragmented Nature of Data and Information Services

    A considerable amount of information about individuals and businesses can be accessed, including names and addresses, aliases, nationwide court records, property ownership, bankruptcies, criminal records, associates, previous address history, etc. However, the sources of this information are often fragmented and geographically dispersed. In addition, the reliability of this information and the data provided by multiple sources may not be consistent. In this environment, individuals, businesses and government agencies who wish to access this information are faced with the time-consuming, costly and difficult task of gathering data from numerous locations and sources. Even after gathering the data, consumers and businesses may not be able to adequately verify the information and organize it into a useful format.

    While services and technologies have developed to enable remote access to information sources, there generally has been no single, comprehensive access point for the multitude of information available about individuals and businesses. Traditional sources of information including credit reporting services and other database services, make available only limited types of information for specific purposes, such as verifying individual credit records. More comprehensive search and background check services are available through private investigation firms, but they are typically too detailed and expensive to permit instantaneous results or general use by the public and small business.

Highly Mobile Society

    Our society is highly mobile and constantly changing: people are moving, getting married or divorced, changing jobs, changing names, acquiring and disposing of assets and interacting with different private and public entities for personal, professional and commercial reasons. These population and market dynamics often make it difficult to maintain contact with friends and relatives, to verify individual and corporate background information and to assess risk for important business, personal or other purposes. According to research published by the U.S. Department of Commerce's Census Bureau, between March 1998 and March 1999, about 42.6 million Americans, 16% of the population, moved. In addition, according to research published by the Bureau of National Affairs, the average monthly employee turnover rate for 2000 was approximately 1.4% of the U.S. work force. Moreover, according to the U.S. Bureau of Labor Statistics, in February 1998, the average worker in the U.S. had been with their current employer for only 3.6 years. According to the U.S. Bureau of Labor Statistics, approximately 24 million individuals re-entered the United States work force in 1999.

Growth of the Internet and Electronic Commerce

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

    One of the inhibitors to the continued growth of electronic commerce is the fear of fraud. While valuing their own anonymity, users nonetheless want to feel that they are interacting with reputable parties online. Fear of fraud, whether the outright fraud of not receiving payment or promised goods, or misrepresentations regarding quality and/or delivery time, is a major obstacle to transacting online. According to Forrester Research, the year over year growth for internet trust services will increase by 234% from 2001 to 2002.

    The fragmented nature of information data sources, the highly mobile nature of our society and the growth of the Internet and electronic commerce has created a significant opportunity for companies who are capable of quickly, easily and unobtrusively integrating content through the Internet in an intelligible format to assist individuals and businesses in making informed decisions. Using the Internet, decision-making information can be gathered and delivered without the need for time consuming and expensive investigations by the client. Without these services, individuals and businesses would typically be required to locate and visit multiple government offices or other data sources and become acquainted with varying methods of categorization, access and retrieval.

Benefits of US SEARCH Services

    US SEARCH is evolving as an integral component of the Internet infrastructure, serving three key markets: consumer, corporate and internet trust services. Most of our services are highly automated. A growing number of our services can be conducted instantly by our clients online via our Web site. We also provide our clients with additional services, such as assisted searches, both online or through our toll free telephone number. We continually evaluate our database and other information sources to ensure that we make available inexpensive, timely, accurate and comprehensive data and background information to our clients. Key benefits of our services include:

  •
  Consumer services. We provide consumer clients with a single, comprehensive access point to a broad range of information to assist them in locating friends and relatives or learn more information about people in their lives. US SEARCH clients can obtain addresses, aliases, phone numbers, property ownership, court records, judgments, professional license verification, corporate affiliations and date of death information. Our services are quick, easy, inexpensive and highly automated for fast response and low cost. Searches are performed by electronically accessing multiple, geographically dispersed public record databases, choosing the most reliable data from each. The Company aggregates this information, then formats and presents the search results to make them easy to read and understand. US SEARCH is a member of the Individual Reference Services Group ("IRSG"), a group of thirteen leading information industry companies pledged to adhere to self-regulatory principles governing the dissemination and use of personal data. The IRSG developed these principles in conjunction with the Federal Trade Commission during its examination of privacy concerns and the uses of personal information.

  •
  Corporate Services. US SEARCH has leveraged its legacy consumer business to provide fast access to accurate and current information enabling corporate and professional clients to make informed decisions. Our information and search services for corporate and professional clients currently include individual locator, individual profile report, pre- employment and background screening. We offer these services primarily to corporate and professional organizations, such as attorneys and law firms, regional and nationwide retailers, insurance companies, health care providers, colleges and universities, medical researchers and lodging and transportation companies. US SEARCH's corporate services quickly retrieve public and proprietary data to provide the type of information that corporations need to make hiring and other decisions. Companies from those listed in the Fortune 500 to home-based businesses use our employment screening services to make well-informed human resource decisions. By using US SEARCH's corporate services, clients can protect their businesses from fraud, hire the best people and monitor their business environment. US SEARCH recently received GSA approval to offer its employment screening services to government agencies and the Company is in active discussion with several government agencies.

  •
  Internet Trust Services. US SEARCH's new initiative, VeroTrust™, launched in March 2001, extends our core competency in information services in a tightly focused and integrated manner to potentially all Internet transactions worldwide. For example, on an auction Web site, employing VeroTrust™, both buyer and seller provide key information on a confidential basis through which VeroTrust™ will be able to authenticate each party and present a risk profile to the other assessing the trustworthiness of the party based upon past history in the databases US SEARCH employs. No confidential information or actual data are transmitted, but the risk profile assigns a probability that the other party can utilize to determine whether to proceed with the transaction. In like manner, vendors will be able to be qualified for the new supply-chain business exchanges now emerging to support key industries.

US SEARCH Strategy

    Our main objectives are to achieve profitability across our entire business and to be the leading provider of information and risk mitigation services on the Internet to corporate, professional, internet auction and exchange sites and consumer clients. To accomplish these objectives, we continue to:

  •
  Invest in the development of proprietary core technologies that will facilitate the retrieval, assimilation, analysis and distribution of data. These scalable solutions will provide efficiencies in the fulfillment of both manual and automated searches across all of the Company's business units.

  •
  Restructure our business model. During 2000, the Company renegotiated its advertising contracts resulting in savings of approximately $4.5 million per quarter and $18 million per year compared to annual costs under the previous agreements. In addition consumer operations were streamlined permitting a more than 50% headcount reduction in the consumer operations. Recently, US SEARCH has focused on reducing its data acquisition costs, which has resulted in significant gross margin improvements, from 50% in November 2000 to 66% in January 2001. This restructuring of the Company's consumer business has resulted in this division covering its direct and operating costs and contributing positively toward covering corporate general and administrative expenses.

  •
  Establish relationships with key professional and corporate partners. To increase the market acceptance of our services and to more effectively market our services to corporate and professional clients, we have established co-marketing agreements with companies and intend to continue to develop and establish relationships with key partners and enter into additional co-marketing programs. Our intent is that these partners will incorporate our services into their products and services intended for the corporate and professional markets. For example, in the market for pre-employment background screening services, we have established a relationship with Net Hot Development, Inc. which provides recruiting management and human resources software and related solutions. In the trust services area, we have partnered with eLance, Inc., a leading Internet professional services marketplace.

  •
  Expand into new markets. We are committed to expanding the type and nature of information that can be accessed through our Web site. Moreover, we are establishing a trust services solution for e-commerce exchanges. According to Forester Research, by 2004 the emerging e-commerce trust services market is expected to be $30 billion. The needs that US SEARCH is addressing in this market are providing liquidity, reducing risk, preventing fraud, maintaining privacy of the market participants, increasing confidence in transacting over the internet and verifying information, unobtrusively, in real time.

Using US SEARCH Services

    Accessing US SEARCH services is quick, easy and inexpensive. Clients can access our consumer and corporate services through our Web site, www.ussearch.com. Information concerning our trust services can be accessed through our VeroTrust Web site, www.verotrust.com. If desired, customers can also contact sales personnel using our toll free telephone numbers, 1-800-US SEARCH for consumer services or 1-877-327-2410 for business services.

    The fees for our services range from $9.95 to $500.00 per transaction based on the nature and amount of information gathered and whether or not the search is assisted by one of our search specialists. We believe that by providing a broad range of services at multiple price points, we promote increased use of our services and offer a better value than alternative sources. We have expanded our service offerings to include trust services for eCommerce exchanges, corporate, professional and government agency clients.

    USSEARCH.com Web Site.  Clients can access our Web site directly or can click through via our advertising on the following Internet search engines and popular Web sites: AOL.com, MSN.com, InfoSpace.com, Netscape.com, Lycos.com, Whitepages.com, WhoWhere.com, Tripod.com, and Yahoo.com. From our Web site, a client can choose from one of our completely automated "Instant Searches" or from several different types of assisted searches, including (1) individual locator; (2) individual profile reports; (3) employment background screening; (4) anti- fraud identification verification; or (5) court records including criminal convictions. Once a search is selected, a client will be prompted to fill in specific information, such as the full name, birth date, approximate age or last known address of the individual about whom the information is requested. In some cases, a search can be performed with as little as a person's first name. Prior to processing the search request, the client must complete an order form and provide us with the client's credit card information. In the case of corporate services, including employment background screening, additional forms are required to achieve full legal compliance.

    In the case of our Internet-based "Instant Searches," the search request is processed online, and the results are often delivered in as little as a few seconds or minutes. In the case of our assisted searches, the request is forwarded to one of our search specialists for fulfillment. Based on the information provided, our search specialists search, aggregate, cross-reference and verify data from multiple, dispersed databases in order to find the most useful results for the client. Our computer system then assembles the results into a pre-formatted template. After review, the completed report is delivered to the client by email, facsimile or mail. It is our long-term strategy to offer an increasing number of automated search services and expand the type and nature of information that may be accessed online through our Web site.

    US SEARCH Telephone Services.  Through our toll free telephone numbers, 1-800-USSEARCH for consumer services and 1-877-327-2410 for business services, we provide additional search services for more complex and in-depth search requests. Our operations and support center has trained corporate counselors, search specialists and customer service agents available seven days a week. We train our search specialists and customer service representatives to offer solutions that best address the clients' search requests and information needs. We believe that access to our toll free telephone number increases the ease and convenience of our services and allows for a greater range of available services, delivery methods, and payment options.

    VeroTrust.com Web site.  Currently, the VeroTrust Web site is informational and provides contact information. We expect that most of our VeroTrust sales will involve transactions that are integrated into our partners' exchanges.

    Information Database Sources.  We have direct and indirect electronic access to a broad range of databases and other information sources such as CSRA/Ameridex, Due Diligence, Accurate Background Checks, PRSI, TransUnion, RiskWise, and Confi-Check. These suppliers, directly and indirectly, provide us with quick access to a wide variety of information such as aliases, bankruptcies, property ownership, past and current addresses, address profiles, current and previous listed telephone numbers, judgments, personal and real property information, criminal convictions, corporate affiliation information, UCC filings, and certain professional licenses. We maintain open accounts with our data providers and pay fees per inquiry or in certain cases on a revenue share basis.

    We continually evaluate our information database sources both to ensure that we have access to the most timely, cost-effective, accurate and comprehensive data, and to expand the number of automated searches offered to our clients. If we determine that a particular information database source is inadequate or it otherwise becomes unavailable, we believe we can switch to an alternative data source without significant delay.

Marketing and Brand Awareness

    We market our services through a combination of Internet and limited television advertising featuring our US SEARCH brand. We intend to continue to strengthen our US SEARCH brand through Internet advertising programs plus limited, but strategically-placed, television advertising, infomercial advertising, direct mail campaigns, public relations programs and the extension of our brand to cover a widening product line of information services. In order to further expand our corporate and professional business, we plan to target an increasing portion of our marketing and advertising programs and related expenditures toward business and professional clients rather than consumers.

    Marketing to Corporate and Professional Clients.  We have established a corporate sales force and a team of research specialists to promote and increase the marketing of our services to prospective professional and corporate clients and to address the specific needs of each corporate and professional client. We also offer corporate accounts with volume discounts to promote and market our services. In addition, we work closely with corporate and professional clients to better understand their information and search needs, and we have leveraged our existing database information to create search services tailored to those needs. We are targeting certain vertical markets, such as retail markets, for our employment screening services. In addition, we expect to design customized Web pages with specific search criteria tailored to the needs of each corporate and professional client. The customized Web page would conveniently and securely provide online delivery of search results that could then be more easily integrated with the client's own existing database or other technology infrastructure.

    Marketing to VeroTrust Customers.  According to Forrester Research, 49% of all transactions in e-marketplaces will be conducted with unknown business partners. 21% of companies will demand some sort of prequalification in the form of authentication or risk-profiling. We plan to emerge as a dominant player in the Trust Services marketplace by establishing key strategic partnerships with industry leaders in the online consumer and B2B auctions, business exchanges and Certificate Authorities. Secondary markets, such as expert and community sites will be targeted based upon existing core competencies and strategic alliances. We expect to achieve a leadership position by providing the first automated, unobtrusive global solution to authenticate both businesses and individuals.

    Internet Advertising.  We believe that marketing agreements with Internet search engines and popular Web sites have increased our brand recognition and attracted clients. We generate visitors to our Web site from our various forms of Internet advertising, such as banners, buttons, text links and integrated "order forms". We maintain marketing agreements with leading Internet search engines and popular Web sites, including AOL.com, Yahoo!, The Lycos Network and Infospace.com. These marketing agreements have placed our advertising on major Web sites such as AOL.com, MSN.com, InfoSpace.com, Netscape.com, Lycos.com, Whitepages.com, WhoWhere.com, Tripod.com, and Yahoo.com. We believe that these sites reach a growing base of Internet users that engage in both business to business and business to consumer eCommerce purchases.

    We plan to continue to use Internet advertising to acquire clients and enhance our brand recognition, but we are moving to a commission-based or revenue share model, rather than the traditional "cost per impressions" payment model. In addition, we intend to develop lower-cost supplemental client acquisition programs including our affiliate marketing program that works with a wide variety of smaller Web sites, commissioning these affiliates on revenue share basis. We also intend to develop strategic marketing relationships with other companies based upon traffic patterns, customer profiles and related services, increasing our revenue from the Internet, primarily on a revenue share performance basis.

    The following is a summary of some of the key features of our key Internet marketing agreements:

  •
  InfoSpace.Inc. integrates our services with InfoSpace's website, as well as advertise our content within the White Pages of AOL and MSN.

  •
  Yahoo! integrates our search services into its Yahoo People Search Web site. Yahoo! has also agreed to advertise our content on Yahoo! People Search and other areas of Yahoo's US-based Web sites in the form of graphic links, text links and banners.

Other Programs and Relationships

  •
  Affiliate Marketing Program. We maintain an affiliate marketing program, which provides Internet Web site owners the ability to receive commission payments when their users purchase US SEARCH products. We are outsourcing the enrollment, tracking, payment and customer service functions via the affiliate marketing services firm Be Free, Inc. In a completely automated process, affiliates can join our program, download creative advertising, place this advertising onto their Web pages and immediately begin referring their audiences to our site and earn commissions on the resulting sales.

  •
  Co-Marketing Programs. In February 2000, we entered into a co-marketing agreement with NetHot Development, Inc. to be the exclusive provider of pre-employment screening services integrated into NetHot Development's QuickHire(TM) online hiring management software. We have also entered into a co-marketing agreement with eLance, Inc. to be the exclusive provider of verification services for eLance's user base of professional service providers. The agreement represents US SEARCH's first Trust Services contract. eLance's registered service providers are able to access US SEARCH's verification services in order to validate their credentials and records in education, employment history, professional licenses/certifications, and references. We are planning to enter into additional co-marketing agreements as part of our business to business strategy.

    Television Advertising.  After careful study, we have strategically scaled back our television advertising. We regularly appear on cable networks including CNN and CNN Headline News. As a closed captioning sponsor, we receive 5-second or 10-second spots during regular television programming which identifies us as a sponsor. Closed captioning sponsorship is generally less expensive than other forms of television advertising. We will continue to explore multiple marketing and advertising channels, combining strategically placed fee spots with longer format infomercial commercials and other television advertising.

Technology and Infrastructure

    During 2000 we successfully upgraded our technology architecture to ensure reliability, performance and scalability. We have created a high availability Web infrastructure which is housed at an Exodus Communications Internet Data Center and an upgraded back office infrastructure at our Corporate Headquarters. We believe that the new environment will support and scale to support the projected business demands for the next several years.

    During 2000 the Company successfully replaced the numerous disparate systems that supported the consumer web site content presentation and transaction processing. These systems were replaced with a single application framework using Oracle Relational Database Management System (RDBMS) and now provide significantly enhanced development flexibility, transaction integrity and enhanced metric reporting.

    The Company also began converting all its existing web site code so that all future web development, Customer Relationship Management (CRM) and proprietary technology developments will utilize the industry standard J2EE technology platform to enhance the interoperability of its software systems, provide improved scaling capability and provide further efficiencies in the software development group by standardizing on a single development platform.

    We also implemented campaign marketing and automated e-mail response systems from Kana Communications. The campaign management system provides enhanced capabilities to deliver targeted, personalized electronic direct marketing campaigns to increase customer loyalties and the lifetime value of those customers. Our inbound e-mail response system has robust automated capabilities to increase customer satisfaction while enhancing agent productivity and effectiveness.

    We have embarked on the implementation of a CRM system to focus on our customers' needs and simultaneously reduce costs in managing contact center activities. This system will provide complete case and knowledge management and self-service capabilities for both internal users and customers.

Competition

    The data and information service industry is highly competitive and fragmented. Currently, our primary competitors in the area of individual locator searches include major Internet search engines, telephone companies and other third parties, who publish free printed or electronic directories, private investigation firms and a variety of other companies. Our primary competitors for individual profile report search services include these companies, as well as LEXIS-NEXIS, a division of Reed Elsevier Inc., The Dun & Bradstreet Corporation, Reuters Limited, Avert, Inc., ChoicePoint, Inc., KnowX.com, the Kroll-O'Gara Company, Pinkerton and the Proudfoot Reports Division of ASI Solutions, Inc. Many of these companies have greater financial and marketing resources than we do and may have significant competitive advantages through other lines of business, their existing client base and other business relationships. We also compete with online services and other Web site operators, as well as traditional media such as television, radio and print for a share of advertisers' total advertising space or programs. We do not presently consider major Internet search directories or Web sites as competitors. In fact, we view them as lead generators through their search directories and other services, and we presently benefit from strategic advertising arrangements with several of the major Internet search engines and Web sites.

    Our primary competitors in the trust services market include Equifax Secure, the e-commerce division Equifax, Inc., eccelerate.com (a Division of Dun & Bradstreet), ChoiceTrust (a Division of ChoicePoint), Verisign, Inc., and RiskWise, Inc.

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

Risk of Civil Liability

    We could be held liable to clients and/or to the subjects of individual search reports prepared by us for inaccurate information or misuse of the information. We have internal practices designed to help ensure that information contained in our services meets industry standards for accuracy. We have retained counsel to ensure that we are in compliance with the FCRA and similar state laws. However, we do not currently maintain liability insurance to cover claims by clients or the subjects of reports. Based on our research, losses from these claims are either uninsurable or the insurance that is available is so limited in coverage that it is not economically practicable. We intend to continue our efforts to obtain insurance coverage for these types of claims, but adequate insurance coverage may not be available on terms acceptable to us. Claims of violations of the FCRA or similar state laws may be made against us in the future or the claims, if made, may not be successfully defended.

Trademarks

    We are the owner of registered trademarks for "1-800-USSEARCH", "The Public Record Portal," our logo and "Reuniting America Two People at a Time" and have applied for registered trademark status for "US SEARCH.com" and VeroTrust. We have also registered several domain names, including 1800USSEARCH.com, ussearch.com and verotrust.com.

Limited Protection of Proprietary Information and Procedures

    Our ability to compete effectively depends on our ability to protect our proprietary information, including our proprietary methodologies, research, tools, software code and other information. We rely primarily on a combination of copyright, trademark, service mark and trade secret laws and confidentiality procedures to protect our intellectual property rights. We request that our consultants and employees sign confidentiality agreements and generally limit access and distribution of our research, methodologies and software codes. Steps taken by us to protect our proprietary information may not be adequate to prevent misappropriation. In addition, the laws of some countries do not protect or enforce proprietary rights to the same extent as the laws of the United States. The unauthorized use of our intellectual property could have a material adverse effect on our business and results of operations. We believe that our systems and procedures and other proprietary rights do not infringe upon the proprietary rights of third parties.

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

We have incurred significant net losses and we may never achieve profitability

    We incurred significant net losses of approximately $6.8 million in 1998, $26.4 million in 1999 and $29.4 million in 2000. As of December 31, 2000, we had an accumulated deficit of approximately $62.6 million. We expect to incur additional losses and continued negative cash flow from operations for at least the first three quarters of 2001. We have achieved positive contribution in our consumer business by reducing our staff and advertising expenses related to that business. However, we may never achieve profitability.

Our revenues and operating results may fluctuate significantly

    Our quarterly revenues and operating results have fluctuated in the past, and may significantly fluctuate in the future due to a variety of factors, many of which are outside of our control. These factors include:

  •
  service interruption, delays and costs relating to expansion of our networking infrastructure and facilities;

  •
  fluctuations in the cost of Internet-based advertising;

  •
  the inability to maintain or develop relationships with, or continue advertising on, various key Internet companies and popular Web sites;

  •
  delays and costs associated with unsuccessful service introductions;

  •
  loss of or service interruptions from one or more of our database providers;

  •
  service interruptions from one or more of our credit card processing companies;

  •
  anticipating and responding to the introduction of new or enhanced services by our competitors, or more generally to increase demand for our services; and

  •
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

  •
  free individual locator and information services, including services offered by Internet search engines, telephone companies and other third parties who publish free printed or electronic directories;

  •
  fee-based Internet search services offering comparable services, such as KnowX.com, firms offering more comprehensive data and information, and which are already serving the corporate and trust services market, such as ChoicePoint, Inc., LEXIS- NEXIS, a division of Reed Elsevier Inc., The Dun & Bradstreet Corporation, Equifax, Experian, Trans Union, Reuters Limited, Avert, Inc. and Risk Wise.

  •
  local, regional and national private investigation firms, such as Kroll- O'Gara Company, Pinkerton, the Proudfoot Reports Division of ASI solutions, Inc., and a significant number of companies operating on either a national scale or a local or regional basis.

    Our primary competitors in the trust services market include Equifax Secure, the e-commerce division Equifax, Inc., eccelerate.com (a Division of Dun & Bradstreet), ChoiceTrust (a Division of ChoicePoint), Verisign, Inc., and RiskWise, Inc. There are no significant barriers that would prevent new companies from entering the market in which we operate. In addition, some of our current suppliers and companies with which we have advertising agreements may compete with us in the future, which may make it more difficult to advertise our services effectively on their Web sites.

We may be unable to respond to the competitive efforts of other companies

    Many of our competitors have greater financial and marketing resources than we do and may have significant competitive advantages through other lines of business, their existing client base and other business relationships. These competitors and other potential competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote more resources to developing information search services, background checks for individual or corporate clients and internet trust services than we are willing or able to accomplish. Our competitors or potential competitors may develop services that are superior to ours, develop services less expensive than ours or that achieve greater market acceptance than our services. We may not be able to successfully compete against our current or future competitors with respect to any of these factors. As a response to changes in the competitive environment, we may make pricing, service or marketing decisions such as reducing our prices or increasing our advertising, all of which may affect our operating results. If we are unsuccessful in responding to our competitors, our business, financial condition and results of operations will be materially adversely affected.

We are dependent on a limited number of third party database and other information suppliers for information used in our services

    We obtain data used in our services from a limited number of third party suppliers. Some of these suppliers offer services that may compete with ours. One of our data suppliers, RiskWise, Inc. offers trust services comparable to some of our service offerings. If our current suppliers raise their prices, or if, due to limitations or restrictions placed on a supplier by government regulations or its own contractual arrangements, or for other reasons, the information they provide becomes unavailable or unreliable, we may need to find alternative sources of information. The time it takes to identify and contract with suitable alternative data suppliers, as well as integrate these data sources into our service offerings, could cause service disruptions, increased costs and reduced quality of our services. Additionally, costs of obtaining data that may be necessary in our new service offerings, such as criminal record searches, could be significantly higher, on a per transaction basis, than our current information costs. Termination of existing agreements, or, failure after termination, to enter into new agreements with third party suppliers on terms favorable to us, could have a material adverse effect on our business, financial condition and results of operations. Additionally, failure to obtain the data and information necessary for our intended service offerings at commercially reasonable costs or at all could prevent us from offering these new services and our business, financial condition and results of operations could be materially adversely affected.

We may incur liability based on consumer complaints

    A substantial amount of our business involves sales of services to consumers. We have received customer complaints concerning the quality of our services directly and have received inquiries from consumer agencies such as the Better Business Bureau and state attorney general consumer divisions. We could in the future experience similar complaints and inquiries from consumers and governmental and consumer agencies. If we are unable to resolve existing and future complaints and inquiries, we could be subject to governmental regulatory action as well as civil liability. This could in turn have a material adverse effect on our business, financial condition and results of operations. Our business and financial performance may suffer if we are unsuccessful in expanding our service offerings

Our business and financial performance may suffer if we are unsuccessful in expanding our service offering.

    Our strategy includes expanding the market awareness of our existing services. We intend to offer a greater number of new services available through our Web site and to develop and promote service offerings to address the needs of corporate and professional clients. We have very limited experience in providing services to corporate and professional clients. Attracting these clients will require us to hire new sales and marketing personnel and spend money to develop and promote these new services. We may fail in our efforts to provide these new services in a timely and cost- effective manner. If individual or corporate clients are unwilling to pay for the aggregation of data and information, or if the market for our services, particularly our corporate and trust services fails to develop or develops more slowly than anticipated, our business and prospects will be materially adversely affected. Implementing these measures will substantially increase our operating expenses and will place considerable strain on our existing management and operational resources. We will incur a substantial portion of these expenses before we achieve any meaningful revenues or market acceptance of new services. Our new services may not achieve a sustainable level of market acceptance or ever become profitable. If a new service is unsuccessful, our reputation and brand position may be damaged and this may make it more difficult to sell our existing services. A significant amount of our future growth depends on our ability to offer these new services.

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

We may need to raise additional capital that may not be available

    We believe our existing capital resources will be sufficient to meet our cash requirements through the next 12 months. However, we may need to raise additional capital and we may not be able to obtain additional financing on favorable terms, if at all. If we cannot raise necessary additional capital on acceptable terms, we may not be able to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on our business, financial condition, and results of operations. In September 2000 we sold 100,000 shares of Series A Convertible Preferred Stock to Pequot Private Equity Fund II, L.P. ("Pequot") for an aggregate purchase price of $10.0 million. In February 2001 and March 2001, we issued convertible subordinated notes to Pequot for aggregate net proceeds of $10.0 million. The notes are due in April 2002 or will automatically convert to preferred stock when the Company receives either stockholder approval or approval from the NASD. Under the terms of the new agreement, Pequot will purchase additional preferred stock, subject to receipt of required consents.

Pequot has provided the $10 million in exchange for a promissory note convertible into preferred stock upon obtaining required consents.

    We may not meet the financial performance objectives or satisfy the other conditions required to sell the additional shares of preferred stock. If we raise additional capital through a debt financing, it may involve covenants limiting, or restricting our operations or future opportunities.

We are dependent upon the success of the products and services offered by our partners

    In our efforts to increase the market acceptance of our services and to more effectively market our services to corporate and professional clients, we intend to continue to develop and establish relationships with key partners and enter into affiliate and co-marketing programs. Our intent is that these partners will promote our services or incorporate our services into their products and services intended for the corporate and professional and trust services markets. We have little or no ability to influence the marketing efforts of these partners and these partners may fail to dedicate adequate resources necessary to successfully develop and market products which incorporate our services. As a result, our success in the corporate, professional and trust services market is dependent in part on factors which are outside our control which include the performance of our partners and the market acceptance of our partners' products and services.

Agreements with partners may not result in any increase in our revenues or improvement in our operations or financial conditions

    Existing arrangements with partners such as NetHot Development, BeFree and Employee Matters generally do not contain minimum purchase commitments or payment obligations. Similarly, new agreements with additional partners may not contain any minimum purchase commitments or payment obligations or may be limited to a pilot or test program. As a result, existing agreements and new agreements, if any, with partners may not result in any meaningful increase in our revenues, or any improvement in our operations or financial condition.

We have substantial fixed costs which may not be offset by our revenues

    A substantial portion of our operating expenses are related to management personnel, administrative support and our advertising agreements. Our advertising is typically conducted under non-cancelable fixed term contracts. Additionally, we have entered into data supplier contracts that have minimum payment obligations. As a result, a substantial portion of our expenses in any given period is fixed and based in part on our expectations of future revenues and advertising and sales productivity. We may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. If we are unable to generate sufficient revenues to offset our advertising costs or the minimum payment obligations under the agreement with our key database and information supplier, or if we are unable to lower our advertising costs to respond to lower than expected revenues, our results of operations will suffer and the market price of our common stock could fall or our business could fail.

We depend on our marketing agreements with Internet companies

    An important element of our current business strategy is to maintain relationships with a number of Internet search engines and popular Web sites for advertising and to direct and attract traffic to our Web site. Although we have restructured all of our marketing and advertising agreements, significantly reducing our costs, advertising on the Internet remains expensive, new and evolving. The effectiveness of Internet-based advertising is not clear. Internet companies display our text, banner or logo, often referred to as "impressions," on their Web sites. These impressions may not lead to sales of our services. Although many of our advertising agreements are now based on a "revenue share" model, we have minimum payment commitments with certain of our advertising partners whether or not the advertising was effective. We may not be able to maintain our existing marketing relationships with other Internet companies. We may also be unable to enter into new marketing relationships with Internet companies, which generate adequate returns to offset related costs. We currently anticipate that these expenses will continue to constitute a significant portion of our total operating expenses in future periods although we have significantly reduced these costs. Any termination of existing agreements or failure to enter into new agreements with Internet companies on terms favorable to us could have a material adverse effect on our business, financial condition and results of operations.

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

Service interruptions may have a negative impact on our revenues and may damage our reputation and decrease our ability to attract clients

    We depend on the satisfactory performance, reliability and availability of our Web site and telecommunications infrastructure to attract clients and generate sales. Our revenues, reputation and brand would be harmed and the value of our services to clients would be reduced if we experience technical difficulties that result in slower response times, disruptions or unavailability of the services. We have experienced unanticipated system interruptions in the past and, although we have upgraded our infrastructure, these interruptions may occur again in the future. For example, we have experienced system disruptions and slower response times as we change or upgrade the software and hardware running on our network. In addition, telephone systems and networks are subject to unanticipated downtimes due to national disasters, power outages and similar events. Our servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to accept and fulfill client orders. The occurrence of any of these events may have a material adverse effect on our business, financial condition and results of operations.

Our limited experience offering corporate and trust services could make it difficult for us to expand this business

    Our success and future growth depends on our ability to expand the nature and number of our services, especially our corporate and trust service offerings. Initially, we offered our services primarily through our toll free telephone number, 1-800 U.S. SEARCH. Since December 1998, we began offering our Internet-based "Instant Searches." Additionally, we intend to increase the number and range of corporate services and "Instant Searches" available on our Web site. Our Internet advertising may be ineffective in strengthening our brand, increasing awareness of our business and trust services, or generating additional traffic or sales. The loss of one or more marketing relationships with Internet companies could adversely impact our ability to generate additional traffic or sales. If we fail to generate additional traffic, or if we fail to increase demand for our corporate and trust services, our business, financial condition and results of operations could be materially adversely affected.

If we are unable to expand and improve our infrastructure and operational capacity, we will be unable to grow and our business and our financial condition will suffer

    The growth of our business placed significant strain on our communication and networking infrastructure. From time to time, demand for our services following television or Internet-based advertising has exceeded our infrastructure and operational capacity. Clients may experience delays during times when demand for our services exceeds our operational capacity. These instances are independent of any service interruptions related to disruption of our Web site or other systems. For example, we have in the past experienced longer response times to client telephone calls during periods of high calling volume because we lacked adequate capacity through our telephone systems and operations and support personnel to handle the increased number of calls. Similarly, we have experienced slower Web site response times during periods of high traffic because our Internet servers lacked adequate capacity. If these events occur again, we may lose clients and our reputation may be damaged. This growth has also increased the demands on our management team and technical, sales and operational resources. We anticipate that continued growth will require us to implement and improve our operational, financial and management information systems. In addition, we are and will continue to invest in new and expanded computer, telecommunication and information systems that address our existing capacity constraints. We have relocated to a larger facility that better addresses our operational and personnel needs. We have also added executive personnel to manage our infrastructure. Significant improvements have already been made to our infrastructure, including relocating our customer facing data center to Exodus, upgrading our internal and external communications capabilities and increasing capacity and redundancy in our SUN/Oracle environment. As we offer new services and pursue corporate and professional markets, we will need to increase our executive and sales and support personnel. Our business and results of operations will be adversely affected if we are unable to expand and continually improve our infrastructure.

We may be subject to federal and state laws relating to the use of personal information and privacy rights

    Many privacy and consumer advocates and federal regulators have become increasingly concerned with the use of personal information, particularly "credit header" information. For certain qualified business customers, we use the social security numbers of individuals to search various databases, including those of consumer credit reporting agencies. For example, we search the "header" information contained in various consumer credit reporting agencies' databases to find, among other items, current and previous addresses, social security numbers used by an individual, or possible other names (such as maiden names, married names, etc.). "Header" information consists of such information as the name, social security number, date of birth, and current and previous addresses on a consumer credit report. We also search these databases to determine if a customer's social security number is being used by any other party. Attempts have been made and can be expected to continue to be made by various federal regulators and organized groups to adopt new or additional federal and state legislation to regulate the use of personal information. If federal and/or state laws are amended or enacted in the future relating to access and use of personal information, in particular, and privacy and civil rights, in general, there could be a material adverse effect on our business financial condition, and results of operations.

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

We depend on attracting qualified employees and responding to employee turnover for our success

    As of December 31, 2000, we had 164 full-time employees. Although we implemented a 22% staff reduction in November 2000, we nonetheless anticipate that the number of employees may increase significantly during the next 12 months if we are successful in expanding our existing service offerings and introducing and marketing new services to corporate and professional clients. Competition for qualified employees is intense. Our success depends upon our ability to attract and retain additional highly qualified technical, sales and marketing personnel to support growing operations. The process of locating and hiring personnel with the combination of skills and attributes required to carry out our strategy is time-consuming and costly. Further, our efforts to implement a 22% staff reduction may result in a decrease in staff morale which may result in the loss of other employees or absenteeism, and which may make the hiring of additional employees more difficult. Our success also depends on our ability to effectively train and maximize the productivity of our existing and future employees. We may also experience higher costs and possible disruption of our business as we hire and train new personnel to replace those lost in the ordinary course of our business or lost in an expansion or relocation of our facility. The loss of key personnel or the inability to attract additional qualified personnel to supplement or, if necessary, to replace existing personnel, could have a material adverse effect on our business, financial condition and results of operations.

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

    "1-800 U.S. SEARCH", our logo, "The Public Record Portal" and "Reuniting America Two People at a Time" are our registered trademarks. In addition, we have applied for registered trademark status for "US SEARCH.com" and "VeroTrust service marks in the United States and intend to pursue registration internationally through applications. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are made available, online or otherwise. Also, policing unauthorized use of our trademark, service mark or other proprietary rights might be difficult and expensive and we may be unable to protect our brand and our trademarks from third party challenges. Our US SEARCH brand may suffer and our business and results of operations could be materially and adversely affected if we are unable to effectively protect or enforce our trademark, service marks or other proprietary rights.

We may be unable to prevent third parties from developing Web sites and acquiring domain names similar to ours

    We have registered several domain names, including 1800USSEARCH.com, ussearch.com and verotrust.com. We know of at least one competitor that has a corporate name and domain name similar to ours. We believe that these similarities may cause confusion on the part of potential clients, and this confusion may harm our business, financial condition, and results of operations. We have sent several cease-and-desist letters to this competitor and have engaged in settlement discussions. If these discussions do not result in resolution, we may be required to file lawsuits to protect our interests. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other property rights.

We face significant security risks related to our electronic transmission of confidential information

    We rely on encryption and other technologies to provide system security to effect secure transmission of confidential information, such as credit card numbers. We license these technologies from third parties. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may result in a compromise or breach of the security measures used by us to protect customer transaction data. If any compromise of our security were to occur, it could materially adversely affect our reputation and business. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations and damage to our reputation and customers' willingness to engage in electronic commerce on our Web site. We may be required to expend significant capital and other resources to protect against these security breaches or to alleviate problems caused by these breaches. If our third- party contractors experience security breaches involving the storage and transmission of proprietary information, such as credit card numbers, our reputation may be damaged and we may be exposed to risk of loss or litigation.

We face risks of fraud related to fraudulent credit card information

    Like many other service providers who accept credit card information without a signature over the telephone or Internet, we have issued credits as a result of orders placed with fraudulent credit card information. We may suffer losses as a result of fraudulent use of credit card information in the future.

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

We could face claims from clients or the subjects of our search reports that are not covered by insurance

    We could be held liable to clients and/or to the subjects of individual search reports prepared by us for inaccurate information or misuse of the information. We have internal practices designed to help ensure that information contained in our services meet industry standards for accuracy. We have retained counsel to ensure that we are in compliance with the Fair Credit Reporting Act and similar state laws with respect to our pre- employment screening services. However, we do not currently maintain liability insurance to cover claims by clients or the subjects of reports. Based on our research, losses from these claims are either uninsurable or the insurance that is available is so limited in coverage that it is not economically practicable. We intend to continue our efforts to obtain insurance coverage for these types of claims but adequate insurance coverage may not be available on terms acceptable to us. Claims of violations of the FCRA or similar state laws may be made against us in the future and the claims, if made, may not be successfully defended. Uninsured losses from claims could materially adversely affect our business and results of operations.

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

Our certificate of incorporation, bylaws and Delaware law contain provisions that could discourage a third party from acquiring us and consequently decrease the market value of our common stock

    Our certificate of incorporation grants our board of directors the authority to issue up to 1,000,000 shares of preferred stock, and to determine the price, rights, preferences, privileges and restrictions, including voting rights of these shares without any further vote or action by the stockholders. In September 2000 we sold 100,000 shares of Series A Preferred Stock to Pequot Private Equity II, L.P. Because Series A Preferred Stock was issued with voting, liquidation, dividend and other rights superior to those of the common stock, the rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of the Series A Preferred Stock and any preferred stock that may be issued in the future. We have also agreed to a summary of terms to issue additional preferred stock to Pequot upon the satisfaction of certain conditions. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock which could decrease the market value of our stock. Further, provisions in our certificate of incorporation and bylaws and of Delaware law could have the effect of delaying or preventing a third party from acquiring us, even if a change in control would be in the best interest of our stockholders. These provisions include the inability of stockholders to act by written consent without a meeting and procedures required for director nomination and stockholder proposal.

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

    Pequot Private Equity Fund II, L.P. currently beneficially holds approximately 47% of our common stock, assuming an immediate conversion of the Series A Convertible Preferred Stock currently held by it, exercise in full of the warrant and an immediate conversion of the Series A Convertible Preferred Stock underlying the warrant. Assuming Pequot Private Equity Fund II, L.P. acquires an additional 100,000 shares of our Series A Convertible Preferred Stock, Pequot Private Equity Fund II, L.P. will beneficially hold, as of the date thereof, approximately 56% of our Common Stock, assuming immediate conversion of all Series A Convertible Preferred Stock, an exercise in full of the warrant and an immediate conversion of the Series A Convertible Preferred Stock underlying the warrant.

    In February 2001, we agreed with Pequot Private Equity Fund II, L.P. to a summary of terms for the second $10 million phase of its investment pursuant to which, among other things, we agreed to exchange the Series A Convertible Preferred Stock currently held by Pequot for a newly-issued series of preferred stock, to be designated Series A-1 Convertible Preferred Stock, and to sell to Pequot $10 million of Series A-1 Convertible Preferred Stock. The Series A-1 Convertible Preferred Stock will convert into common stock at the lesser of $2.00 per share and 105% of the ten day average of the closing bid prices of our common stock for the ten trading days prior to but not including the date Series A-1 Convertible Preferred Stock are purchased by Pequot. In connection with its purchase of Series A-1 Convertible Preferred Stock, Pequot has agreed to surrender to us its warrant to purchase 75,000 shares of Series A Convertible Preferred Stock, relinquish all mandatory redemption rights and two years of cumulative dividends.

    In February 2001 and March 2001, Pequot advanced us an aggregate of $10 million in exchange for promissory notes that will convert into Series A-1 Convertible Preferred Stock upon receipt of a waiver from the Nasdaq Stock Market of the stockholder approval requirement for the sale of the Series A-1 Convertible Preferred Stock to Pequot. The promissory notes bear interest at a rate of seven percent (7%) per annum through August 2001 and 12% thereafter, and, if not previously converted into Series A-1 Convertible Preferred Stock, are due and payable on April 1, 2002. To induce Pequot to advance the purchase price of the Series A-1 Convertible Preferred Stock in exchange for the promissory notes, we agreed to issue to Pequot a warrant to purchase up to 5,000 shares of Series A-1 Convertible Preferred Stock at an initial purchase price of $100 per share.

    We have also entered into a Stockholders Agreement with Pequot Private Equity Fund II, L.P. and The Kushner-Locke Company. The Stockholders Agreement provides, among other things, that Pequot Private Equity Fund II, L.P. and The Kushner-Locke Company will vote the shares of capital stock held by them in favor of (i) one member of the Board of Directors being nominated by Kushner-Locke, (ii) one member, if Pequot Private Equity Fund II, L.P. owns between 10 and 35% of the shares of Common Stock issued upon conversion of the Series A Preferred Stock, or two members, if Pequot

Private Equity Fund II, L.P. owns at least 35% of the shares of Common Stock issued upon conversion of the Series A Preferred Stock, of the Board of Directors being nominated by Pequot Private Equity Fund II, L.P., (iii) our the Chief Executive Officer as a member of our Board of Directors, and (iv) three independent members of the Board of Directors, each of which shall be nominated for election by the consent of the Board Members nominated by Pequot Private Equity Fund II, L.P. and a majority of all other members of the Board of Directors other than Board Member nominated by The Kushner-Locke Company.

    Assuming the conversion of the promissory notes into Series A-1 Convertible Preferred Stock, Pequot will be able to exercise voting control over issues presented to our stockholders for approval.

    In the event Pequot Private Equity Fund II, L.P. acquires an additional 100,000 shares of our Series A Convertible Preferred Stock, Pequot Private Equity Fund II, L.P. will be able to exercise voting control over issues presented to our stockholders for approval. Further, by virtue of the Stockholders Agreement and the rights, preferences and privileges of the Series A Convertible Preferred Stock, Pequot Private Equity Fund II, L.P. possesses certain special voting and approval rights which could prevent us from taking certain major corporate actions such as the issuance of additional securities, the payment of dividends, or the merger of us with or into another entity or sale of substantially all of our assets.

If the trading price per share of our common stock remains below $1.00, we may be delisted from The Nasdaq National Market

    The closing sale price of our Common Stock on March 29, 2001 was $0.47 per share. Under the rules and regulations of The Nasdaq Stock Market, Inc., to maintain listing on the Nasdaq National Market System we must maintain a trading price per share of more than $1.00. If the trading price per share of our common stock remains below $1.00, we may be delisted from the Nasdaq National Market System. On March 28, 2001 we participated in a hearing before a Nasdaq Listing Qualifications panel during which we presented our plan to meet and sustain compliance with the quantitative maintenance criteria of the Nasdaq National Market System. The outcome of the hearing has not yet been determined, and the record remained open until April 2, 2001 to allow us to submit additional material. While we are hopeful that our common stock will remain listed on the Nasdaq National Market System, because we currently do not meet certain of the quantitative maintenance criteria for the Nasdaq National Market System, there can be no assurance that our common stock will not be delisted from the Nasdaq National Market System. If we were delisted from the Nasdaq National Market System, trading in our common stock, if any, may have to be conducted in the over-the-counter market in so-called "pink sheets" or, if then available, the OTC Bulletin Board. As a result, the holders of our common stock would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock.

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

MANAGEMENT

    The executive officers and key employees of US SEARCH and their ages as of March 29, 2001, are as follows:

Name	Age	Position
Brent N. Cohen	42	President, Chief Executive Officer & Director
Peter Frank	43	Chief Financial Officer
Karol L.K. Pollock	48	Vice President—General Counsel
Jake Mendelsohn	44	Chief Information Officer
Mal Ransom	56	Executive Vice President—Business Development & Sales
David Wachtel	41	Chief Technology Officer

Brent N. Cohen
President and Chief Executive Officer

    Brent Cohen has served as president and chief executive officer of US SEARCH since February 2000.

    From July 1987 through October 1998, Mr. Cohen held senior management positions with Packard Bell NEC (formerly Packard Bell Electronics), including Chief Operating Officer, Chief Financial Officer and President—Consumer and International. Subsequently, Mr. Cohen served on the advisory boards of several Internet start-up companies from October 1998 through January 2000. From January 1980 through December 1982 and from January 1985 through June 1987 Mr. Cohen held various management positions in both the management consulting and auditing practice of Arthur Young & Company (now Ernst & Young). From January 1983 through December 1984 Mr. Cohen completed compulsory service in the South African military. Mr. Cohen holds a Bachelor of Commerce degree, a Graduate Diploma in Accounting and an MBA from the University of Cape Town in South Africa. He is also a chartered accountant.

Peter Frank
Chief Financial Officer

    Prior to joining US Search in January 2001 as CFO, Mr. Frank was the Chief Operating Officer and Chief Financial Officer of Acacia Research, a technology development and investment company with holdings in new media, software & infrastructure, and life sciences. In addition to finance and operations, Mr. Frank was responsible for making new investment decisions, providing guidance to portfolio companies, and developing Acacia's corporate strategy. He also held seats on the Board of Directors of several of Acacia's affiliates.

    Mr. Frank spent ten years in the entertainment industry holding various executive positions at Gramercy Pictures, 20th Century Fox and Fox, Inc. Previously, Mr. Frank was a manager with Arthur Young & Co. Mr. Frank received his degree in Business Administration & Finance from the University of Southern California and obtained his CPA certification.

Karol Pollock
General Counsel and Corporate Secretary

    Karol Pollock, General Counsel and Corporate Secretary heads legal affairs and compliance efforts for US SEARCH. From September 1996 to October 1999 Ms. Pollock was Regional Counsel with NASD Regulation, Inc. From March 1993 to July 1996 Ms. Pollock was General Counsel and Assistant Director of the New Mexico Securities Division. From September 1990 to September 1992 Ms. Pollock was senior staff attorney with the Securities and Exchange Commission. In addition, Ms. Pollock has been a litigation attorney with Brobeck, Phleger & Harrison. Ms Pollock holds a J.D. degree from Loyola University School of Law in Los Angeles and a B.A. from the University of Illinois.

H. Jake Mendelsohn
Chief Information Officer

    As chief information officer, Mr. Mendelsohn is responsible for overseeing systems operations for US SEARCH.com, as well as improving the company's technology strategies. Mr. Mendelsohn has more than 15 years of experience directing and implementing information technology operations for various retail, manufacturing and distribution companies. Before joining US SEARCH, Mendelsohn was the CIO for PETsMART, a retailer of pet food and supplies in the United States and Canada. In that capacity, he directed the information technology operations, including implementation of enterprise resource planning and point of sales systems. In 1999, Mr. Mendelsohn was honored by RETAILTECH Magazine as one of the "Top 10 CIOs" of the year. From 1986 to 1996, as a principal with Windsor Park Group, a management consulting practice in Los Angeles, Mr. Mendelsohn defined and implemented information technology strategies for clients. He also directed his clients' overall business plans, including evaluating and integrating acquired companies. Mr. Mendelsohn has also held financial management positions in the South African offices of IBM and Arthur Andersen. He graduated from the University of Cape Town with a bachelor of commerce degree and a graduate degree in accounting.

Mal Ransom
Executive Vice President of Sales and Business Development

    Mr. Ransom, Executive Vice President of Sales and Business Development, joined US SEARCH in November 2000. Ransom is a seasoned marketer with a history of accomplishments in both the B2C and B2B environments. Ransom most recently served as chief operating officer of a Taiwan-backed Internet appliance manufacturing company and as a consultant with a number of Internet startup firms. Until late 1999, he was senior vice president of marketing for Packard Bell NEC was responsible for advertising, public relations, branding and market research, as well as product marketing. Prior to joining Packard Bell, Ransom spent a number of years as a consultant to a variety of companies in the photographic, consumer electronic, entertainment, video game and computer software industries, among others. He began his career in the consumer photographic business with Vivitar Corporation. Ransom was named one of the Top 100 Marketers in the U.S. by Advertising Age and was twice recognized by Computer Merchandising for his overall contribution to the computer industry.

David Wachtel
Chief Technology Officer

    Mr. Wachtel brings nearly 20 years of experience managing, designing and creating distributed applications and operating environments for computer software and Internet companies. As chief technology officer, Wachtel is responsible for developing and implementing Web site infrastructure and personalization software for US SEARCH's.

    Before joining US SEARCH.com, Wachtel was a systems architect for Strategic Applications Software, a government agency in London. While there, he built the indexing backbone for a commercial software package that aided shipping brokers in the Baltic Exchange. During his employment as a systems architect at Techway Systems, Wachtel was pivotal in developing the first hand held electronic bible. He also contributed to the creation of performance monitoring software for CSIRONet, an Internet network infrastructure used to link government and educational institutions. Wachtel served as the CEO of Networks Electronic Corporation, a publicly traded company focusing on software and Internet infrastructure and development. In this position, Wachtel implemented a successful management building strategy that took the company out of Chapter 11 bankruptcy to a highly profitable business. Wachtel received a computer science degree from the University of Cape Town, South Africa. He is currently an advisory board member for the Los Angeles Business Technology Center, a technology incubator, and other Internet services companies.

Item 2. Properties

    Our headquarters are located in approximately 52,500 square feet of office space in Los Angeles, California. The lease terminates on November 30, 2004, and we have an option to extend the lease for an additional five years.

Item 3. Legal Proceedings

    On April 3, 2000 a two count tradename and service mark complaint was filed against the Company in the United States District Court for the Eastern District of Virginia, styled U.S. Search, LLC v USSearch.com Inc. Civil Action No. 00- 554-A. On January 26, 2001, our motion for summary judgment was granted and the court ordered that both counts of plaintiff's complaint be dismissed with prejudice.

    On August 14, 2000 a proposed class action complaint was filed against the Company in the Superior Court of the State of California for the County of Los Angeles, Dorothy Pilkington and Alice Schwartz-Scholl on behalf of themselves, and all other similarly situated, and on behalf of the general public vs. US Search.com, Inc., Case No. BC234858. The Complaint claims damages for breach of contract, violation of Unfair Practices Act, violation of the Consumer Legal Remedies Act, fraud and negligent misrepresentation in connection with the Company's adoption services. The Company has answered the Complaint and is engaged in settlement discussions. The Company and its insurance carrier have agreed to terms for a settlement of this matter with plaintiffs' counsel that is awaiting court approval. The Company's insurance carrier has agreed to coverage of the settlement amount with the Company agreeing to contribute $50,000.00 pursuant to a promissory note bearing no interest and payable in one year.

    We may from time to time become a party to various legal proceedings arising in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders

    None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

    Our Common Stock is quoted on the NASDAQ National Market ("NNM") under the symbol "SRCH." The following table sets forth the range of high and low sale prices for the Common Stock, as reported on the NNM, for the periods indicated:

Common Stock	High	Low
Fiscal 1999
Second Quarter (ended June 30, 1999)	$8.44	$6.44
Third Quarter (ended September 30, 1999)	$17.38	$6.63
Fourth Quarter (ended December 31, 1999)	$12.38	$6.63
Fiscal 2000
First Quarter (ended March 31, 2000)	$11.25	$3.69
Second Quarter (ended December 30, 2000)	$5.19	$1.44
Third Quarter (ended September 30, 2000)	$3.63	$1.00
Fourth Quarter (ended December 31, 2000)	$1.31	$0.19
Fiscal 2001
First Quarter (Through March 29, 2001)	$0.94	$0.19

On March 29, 2001 the last sale price for our Common Stock as reported on the NNM was $0.47. On March 29, 2001, there were approximately 31 record holders of our Common Stock.

    On March 28, 2001, we appeared at a Nasdaq Listing Qualifications hearing to defend our continued listing on Nasdaq NMS even though our stock price is below the $1.00 minimum bid price requirement. As of March 29, 2001, the Hearing Panel has not notified us of its decision regarding our continued listing.

Recent Sales of Unregistered Securities

    On March 30, 2001, the Registrant sold to Pequot Private Equity Fund II, L.P., a Delaware limited partnership ("Pequot") a Convertible Subordinated Promissory Note, in the principal amount of $5,150,000 (the "March Note"). The March Note was issued in consideration of $5 million cash and $150,000 of expenses owed by the Registrant to Pequot. The March Note was issued to Pequot in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended. The March Note accrues interest at a rate of 7% per annum through August 2001 and 12% thereafter and is due and payable on April 1, 2002. The March Note will convert into a newly-issued series of convertible preferred stock of the Registrant, to be designated Series A-1 Convertible Preferred Stock (the "Series A-1 Preferred Stock") upon receipt from the Registrant of a waiver from The Nasdaq Stock Market, Inc. of its stockholder approval requirement for the issuance to Pequot of the Series A-1 Preferred Stock (the "Nasdaq Waiver"). It is anticipated that the Series A-1 Preferred Stock will be convertible into common stock of the Registrant at a price per share equal to the lesser of $2.00 and 105% of the ten day average of the closing bid prices of the Company's Common Stock for the ten trading days prior to but not including the date on which the Series A-1 Preferred Stock is issued to Pequot. Upon certain events of default, the March Note may be converted into shares of Series A Preferred Stock of the Registrant at a price equal to $100 per share.

    On February 28, 2001, the Registrant sold to Pequot a Convertible Subordinated Promissory Note, in the principal amount of $5,000,000 (the "February Note"). The February Note was issued in consideration of $5 million cash. The February Note was issued to Pequot in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended. The February Note accrues interest at a rate of 7% per annum through August 2001 and 12% thereafter, and is due and payable on April 1, 2002. The February Note will convert into Series A-1 Preferred Stock upon receipt of the Nasdaq Waiver.

    On September 7, 2000 the Registrant sold 100,000 newly-issued shares of its Series A Convertible Preferred Stock to Pequot for an aggregate purchase price of $10 million and issued to Pequot a warrant to purchase up to 75,000 shares of Series A Convertible Preferred Stock (the "Warrant") pursuant to a Purchase Agreement, dated as of September 7, 2000, by and between the Registrant and Pequot (the "Agreement"). The Series A Convertible Preferred Stock has a stated value of $100 per share and is convertible into Common Stock of the Registrant at $1.70 per share of Common Stock. The Series A Convertible Preferred Stock and the Warrant were issued to Pequot in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Dividends

    We have never paid any cash dividends and we have no present intention to declare or to pay cash dividends. It is our present policy to retain earnings, if any, to finance the growth and development of our business.

Item 6. Selected Financial Data

    The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of US SEARCH and related notes included elsewhere in this Annual Report. The statements of operations data for each of the years in the three-year period ended December 31, 2000, and the balance sheet data at December 31, 1999 and 2000, are derived from financial statements of US SEARCH audited by PricewaterhouseCoopers LLP, independent accountants, which are included elsewhere in this Annual Report. The statements of operations data for the years ended December 31, 1996 and 1997, and the balance sheet data for December 31, 1996, 1997 and 1998, are derived from audited financial statements of US SEARCH (not included in this Annual Report). Historical results are not necessarily indicative of the results to be expected in the future.

Condensed Statement of Operations Data:

	Years Ended December 31,
	1996	1997	1998	1999	2000
	(in thousands, except per share data)
Net revenues	$5,690	$2,971	$9,245	$19,541	$22,363
Cost of services	3,150	1,291	3,149	7,293	10,392

Gross profit	2,540	1,680	6,096	12,248	11,971

Operating expenses:
Selling and marketing	2,772	865	7,627	22,246	25,890
General and administrative	1,007	1,165	3,882	7,929	12,220
Information technology	—	—	—	1,074	3,777
Charge for warrants issued to majority stockholder(1)	—	—	1,190	—	—

Total operating expenses	3,779	2,030	12,699	31,249	41,887

Loss from operations	(1,239)	(350)	(6,603)	(19,001)	(29,916)
Interest expense(2)	(64)	(110)	(197)	(5,003)	(108)
Interest income	—	—	—	719	663
Amortization of debt issue costs	—	—	—	(3,096)	—
Other (expense) income, net	(60)	63	13	5	—

Loss before income taxes	(1,363)	(397)	(6,787)	(26,376)	(29,361)
Provision for income taxes	1	2	1	1	1

Net loss	$(1,364)	$(399)	$(6,788)	$(26,377)	$(29,362)

Basic and diluted net loss per-share(3)	$(0.14)	$(0.04)	$(0.71)	$(1.94)	$(1.93)

Weighted-average shares outstanding used in per-share calculation(3)	9,521,000	9,521,000	9,521,000	13,612,000	17,836,000

Balance Sheet Data:	(in thousands		)
Cash and cash equivalents	$—	$—	$99	$17,382	$2,831
Working capital(deficiency)	(2,069)	(2,363)	(7,761)	17,013	(3,540)
Total assets	653	547	575	25,650	12,015
Long term debt, net of current portion	81	61	343	37	42
Total debt	850	904	4,001	84	1,094
Total stockholders' equity (deficit)	(1,752)	(2,151)	(7,749)	19,489	(3,141)

(1)
For a description of the charge for warrants issued to the majority stockholder, see Note 9 of notes to the financial statements.

(2)
Included in interest expense for 1999 is approximately $4.6 million relating to the beneficial conversion feature of a convertible subordinated note. For a further description of this charge, see note 7 of notes to the financial statements.

(3)
For a description of the method used to compute basic and diluted net loss per share and weighted average number of shares outstanding, see Note 3 of notes to the financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON OUR CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY'S BUSINESS, MANAGEMENT'S BELIEFS AND ASSUMPTIONS MADE BY MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," "LIKELY", VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD- LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS AND OUTCOMES MAY DIFFER MATERIALLY FROM WHAT IS EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE THOSE SET FORTH BELOW UNDER "FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION" AND OUR OTHER PUBLIC FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. WE UNDERTAKE NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

  Overview

    US SEARCH provides individual, corporate and professional clients with a single, comprehensive access point to a broad range of individual reference services and background screening services. Individual reference services include personal identifying information about individuals that can be used to identify, locate or verify the identity and background of an individual. Our services can be accessed through our Web site, USSEARCH.com, or by calling our toll free telephone number, 1-800-USSEARCH for consumers or 1-877-327-2410 for businesses.

    We generate revenues by performing individual reference search services for clients. Our services include individual locator, individual profile report, employment screening, nationwide court record search, real property, criminal conviction and other related information search services. Individual locator services provide clients with the address and listed phone number for individuals, as well as, date of death, and the city, state and zip code where the death benefits were issued. Our Internet-based "Instant Searches" provide a subset of this information in a completely automated fashion and at a lower price. Individual profile report services provide clients with the first and last name, alias, current and previous address, listed phone number, vehicle ownership where permitted by law, bankruptcy, property ownership, nationwide court record and corporate affiliation information about an individual into a single report. The typical time required to complete a search is 1-7 days, with "Instant Searches" requiring as little as a few seconds or minutes. We publish the prices for our services directly on our Web site and typically determine a client's manner of payment prior to beginning the search process. Prices for our non-instant searches have ranged from approximately $20 to $500 per search. Prices for "Instant Searches" range from approximately $10 to $15 per search. The prices for our services vary based on the nature and amount of information and whether or not the search is assisted by a search specialist.

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

    Our cost of services consists primarily of payroll and benefits, data acquisition costs, and local and long distance telephone charges associated with providing our services, and payment processing costs. Our cost of services is likely to increase with increasing revenue levels.

    We have an agreement with a supplier of online public record data to purchase approximately $20 million worth of such data and public record information over a five and one-half year term. The minimum non-cancelable payments under this agreement are $3.6 million for 2001 and $4.2 million for 2002-2004.

    Our operating expenses consist primarily of selling, marketing, general and administrative expenses and information technology costs. We expect our operating expenses to continue to increase as we attempt to expand our corporate sales force and our product lines.

    Selling and marketing expenses constitute the largest portion of our operating expenses. Internet advertising expenses are the most significant selling and marketing expense. We expect our selling and marketing expenses to increase as we attempt to expand our sales to businesses, professionals, and to internet trust markets.

    We have non-cancelable advertising and marketing agreements with several Internet companies. These agreements provide for varying levels of exclusivity and require us to make monthly minimum payments based on the number of impressions displayed on affiliate Web sites. The Company also has committed to purchase television advertising from various media companies. As of December 31, 2000, the minimum non-cancelable payments required under these agreements are approximately, $2.1 million in 2001, and $600,000 in 2002.

    Information technology expenses consist primarily of the compensation and benefits for employees and consultants involved in network administration, planning and maintenance of our infrastructure. Certain costs associated with the development of software for internal use is capitalized. Information technology costs are expected to increase with the continuing development of proprietary technology.

    Our general and administrative expenses consist primarily of compensation and related costs for administrative personnel, our occupancy costs and other overhead costs. We expect general and administrative costs to remain flat or decrease as we continue to manage the size and growth of our organization.

    We incurred significant net losses of approximately $6.8 million in 1998, $26.4 million in 1999 and $29.4 million in 2000. At December 31, 2000, we had an accumulated deficit of approximately $62.6 million. We expect to incur additional losses and continued negative cash flow from operations for at least the first three quarters of 2001.

  Results of Operations

    The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net revenues:

	Years Ended December 31,
	1998	1999	2000
Net revenues	100%	100%	100%
Cost of services	34	37	46

Gross profit	66	63	54

Operating expenses:
Selling and marketing	82	114	116
General and administrative	42	41	55
Information Technology	—	5	17
Charge for warrants issued to majority stockholder	13	—	—

Total operating expenses	137	160	188

Loss from operations	(71)	(97)	(134)
Interest expense	(2)	(26)	—
Interest income	—	4	3
Amortization of debt issue costs	—	(16)	—
Other (expense) income, net	—	—	—

Loss before income taxes	(73)	(135)	(131)
Provision for income taxes	—	—	—

Net loss	(73)%	(135)%	(131)%

  Comparison of the Year Ended December 31, 2000 to the Year Ended December 31, 1999

    Net Revenues.  Our net revenues increased 14% to approximately $22.4 million for the year ended December 31, 2000, from approximately $19.5 million for the year ended December 31, 1999. The increase is primarily attributable to an increase in the number of Internet-based transactions which occurred as a result of increased web site visitor traffic and the introduction of lower-priced "Instant Searches" and "Individual Profile Reports". The growth in web site traffic was primarily driven by increased advertising impressions, Internet search engines and popular Web sites.

    Gross Profit.  Gross profit decreased 2% to approximately $12.0 million for the year ended December 31, 2000, from approximately $12.2 million for the year ended December 31, 1999. Gross profit as a percentage of net revenues decreased to approximately 54% for the year ended December 31, 2000, from approximately 63% for the year ended December 31, 1999. Cost of services increased 42% to approximately $10.4 million for the year ended December 31, 2000, from approximately $7.3 million for the year ended December 31, 1999. As a percentage of net revenues, cost of services increased to 46% for the year ended December 31, 2000 as compared to 37% for the year ended December 31, 1999. Data acquisition and fulfillment costs as a percentage of revenues increased due to the introduction of certain lower- priced products and the use of higher-cost data suppliers in 2000. Telephone costs decreased as a percentage of net revenues primarily due to lower volume of 900-number telephone billings. Labor costs increased as a percentage of net revenues primarily due to efforts to improve customer service levels.

    Selling and Marketing Expenses.  Selling and marketing expenses increased 16% to approximately $25.9 million for the year ended December 31, 2000, from approximately $22.2 million for the year ended December 31, 1999. As a percentage of net revenues, selling and marketing expenses increased to approximately 116% for the year ended December 31, 2000, from approximately 114% for the year ended December 31, 1999. This increase is primarily attributable to a non-cash charge of $2.2 million recorded in 2000 in connection with the termination of a long-term agreement with an internet advertising portal.

    General and Administrative Expenses.  General and administrative expenses increased to approximately $12.2 million for the year ended December 31, 2000, from approximately $7.9 million for the year ended December 31, 1999. As a percentage of net revenues, general and administrative expenses increased to approximately 55% for the year ended December 31, 2000, from approximately 41% for the year ended December 31, 1999. This increase in general and administrative expenses in absolute dollars is primarily attributable to the cost associated with the hiring in 2000 of new management personnel, severance costs, increased rent expense in connection with new facilities, increased legal fees, and depreciation expense.

    Information Technology Expense.  Information technology expense increased to $3.8 million for the year ended December 31, 2000 from $1.1 million for the year ended December 31, 1999. The increase is attributable to the hiring of technology management and personnel at all levels along with consultant expenses in the efforts to stabilize our infrastructure and determine requirements for new technology initiatives.

    Interest Expense.  Interest expense decreased to $108,000 for the year ended December 31, 2000 from $5.0 million for the year ended December 31, 1999. Included in interest expense for the year ended December 31, 1999 is approximately $4.6 million relating to the beneficial conversion feature on the convertible subordinated note. The interest expense for the year ended December 31, 1999 also includes interest on outstanding short term and long term debt, the convertible subordinated note issued to Kushner-Locke and advances and other inter-company charges from Kushner-Locke. The entire amount outstanding under the convertible subordinated note was automatically converted into our common stock on the closing of our initial public offering in June 1999. With the initiation of new equipment lease financing and a bridge note in 2001, we expect interest costs for 2001 to increase from 2000 levels.

    Interest Income.  Interest income decreased to $663,000 for the year ended December 31, 2000 from $719,000 for the year ended December 31, 1999 as a result of a decline in interest bearing cash balances from the levels following our initial public offering in June 1999.

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

    Income Taxes.  As of December 31, 2000 we had approximately $53.6 million of federal and $28.6 million of state net operating loss carryforwards to offset future taxable income. Our net operating loss carryforwards expire beginning in 2017 for federal and 2002 for state. Our ability to utilize net operating loss carryforwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, occurs in the future. We have recorded a full valuation allowance against our deferred tax assets as we believe that it is more likely than not that the deferred tax assets will not be realized based upon our expected future results of operations.

  Comparison of the Year Ended December 31, 1999 to the Year Ended December 31, 1998

    Net Revenues.  Our net revenues increased 112% to approximately $19.5 million for the year ended December 31, 1999, from approximately $9.2 million for the year ended December 31, 1998. The increase is primarily attributable to an increase in the number of Internet-based transactions which occurred as a result of increased web site visitor traffic and the introduction of lower- priced "Instant Searches" and "Individual Profile Reports". The growth in web site traffic was primarily driven by increased advertising on a greater number of Internet search engines and popular Web sites.

    Gross Profit.  Gross profit increased 101% to approximately $12.2 million for the year ended December 31, 1999, from approximately $6.1 million for the year ended December 31, 1998. Gross profit as a percentage of net revenues decreased to approximately 63% for the year ended December 31, 1999, from approximately 66% for the year ended December 31, 1998. Cost of services increased 132% to approximately $7.3 million for the year ended December 31, 1999, from approximately $3.1 million for the year ended December 31, 1998. As a percentage of net revenues, cost of services increased to 37% for the year ended December 31, 1999 as compared to 34% for the year ended December 31, 1998. Data acquisition and fulfillment costs as a percentage of revenues increased due to the introduction of certain lower- priced products. Telephone costs decreased as a percentage of net revenues primarily due to lower volume of 900-number telephone billings. Labor costs decreased as a percentage of net revenues primarily due to the growth in internet-based transactions that do not require the involvement of a sales representative.

    Selling and Marketing Expenses.  Selling and marketing expenses increased 192% to approximately $22.2 million for the year ended December 31, 1999, from approximately $7.6 million for the year ended December 31, 1998. As a percentage of net revenues, selling and marketing expenses increased to 114% for the year ended December 31, 1999, from approximately 82% for the year ended December 31, 1998. This increase is primarily attributable to an increase in the level of Internet-based advertising.

    General and Administrative Expenses.  General and administrative expenses increased to approximately $7.9 million for the year ended December 31, 1999, from approximately $3.9 million for the year ended December 31, 1998. As a percentage of net revenues, general and administrative expenses decreased to approximately 41% for the year ended December 31, 1999, from approximately 42% for the year ended December 31, 1998. This increase in general and administrative expenses in absolute dollars is primarily attributable to the cost associated with the hiring of additional management and administrative personnel in 1999.

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

    Interest Expense.  Interest expense increased to $5.0 million for the year ended December 31, 1999 from $197,000 for the year ended December 31, 1998. Included in interest expense for the year ended December 31, 1999 is approximately $4.6 million relating to the beneficial conversion feature on the convertible subordinated note. The interest expense for the year ended December 31, 1999 also includes interest on outstanding short term and long term debt, the convertible subordinated note issued to Kushner-Locke and advances and other inter-company charges from Kushner-Locke. The entire amount outstanding under the convertible subordinated note was automatically converted into our common stock on the closing of our initial public offering in June 1999.

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

  Selected Quarterly Financial Data

    The following table sets forth certain unaudited financial data for the eight quarters in the period ended December 31, 2000. This data has been derived from unaudited financial statements that, in the opinion of our management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our annual audited financial statements and the notes thereto. Certain reclassifications have been made to prior quarters to conform with current quarter presentations. The operating results for any quarter are not necessarily indicative of the results for any future period.

	Quarter Ended
	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000
	(in thousands except per share data)
Net Sales	$7,450	$5,918	$5,213	$3,782
Gross Profit	4,277	2,838	2,787	2,069
Net Loss	(6,705)	(8,974)	(8,744)	(4,939)
Net Loss Attributable to Common Stockholders	(6,705)	(8,974)	(9,830)	(8,934)
Loss per share basic and diluted	(.38)	(.50)	(.55)	(.50)
	Quarter Ended
	March 31, 1999	June 30, 1999	September 30, 1999	December 31, 1999
	(in thousands except per share data)
Net Sales	$3,296	$3,983	$6,163	$6,099
Gross Profit	2,245	2,728	3,823	3,452
Net Loss	(6,596)	(7,456)	(5,730)	(6,595)
Loss per share basic and diluted	(.69)	(.73)	(.34)	(.38)

    In the quarter ended March 2000, net revenues increased approximately $1.4 million from the preceding quarter primarily due to increased advertising impressions and improvements to our website designed to generate additional sales from each customer. Revenue reductions in the quarters ended June 30, 2000 and December 31, 2000 were primarily due to reductions in advertising impressions. In the quarter ended September 30, 1999 net revenues increased by approximately $2.2 million from the preceding quarter due to an increase in internet transactions which resulted from increased web site visitor traffic. In the quarter ended December 1999, revenues declined primarily due to the seasonal factors in which the rise in consumer online holiday shopping directed attention away from our online services.

    Our quarterly revenues and operating results have fluctuated in the past, and may significantly fluctuate in the future due to a variety of factors, many of which are outside of our control. These factors include:

  •
  fluctuations in the cost of television, radio, print and Internet-based advertising, for example, television advertising prices are generally higher during the last quarter of calendar year due to the seasonal trends in programming and consumer viewing patterns;

  •
  the inability to maintain or develop relationships with, or continue advertising on, various key Internet companies and popular Web sites.

  •
  delays and costs associated with unsuccessful service introductions;

  •
  seasonal patterns of internet usage, for example, the increase in the percentage of online users shopping for gifts during the fourth quarter;

  •
  service interruption, delays and costs relating to expansion of our networking infrastructure and facilities, for example, we have experienced system interruptions in the past as well as slower response times during periods of high calling volume;

  •
  loss of one or more of our database providers; and

  •
  anticipating and responding to the introduction of new or enhanced services by our competitors, or more generally to increase demand for our services, for example, we reduced the price of our Internet-based services in December 1998 to further increase demand for these services.

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

  Liquidity And Capital Resources

    As of December 31, 2000, cash and cash equivalents have decreased to $2.8 million (excluding $1.2 million of restricted cash pledged as collateral principally in connection with our building lease) from $17.4 million at December 31, 1999 primarily as a result of continuing operating losses.

    Cash used in operations increased to $21.0 million for the year ended December 31, 2000 as compared to $19.1 million for the year ended December 31, 1999. This increase is primarily attributable to reduced gross profits and increased general and administrative expenses relating to the hiring of executive personnel and the development of information technology infrastructure.

    Cash used in investing activities increased to $4.8 million for the year ended December 31, 2000 as compared to $2.0 million for the year ended December 31, 1999. This increase is primarily attributable to increased purchases of computer hardware and software and development of our website.

    Cash provided by financing activities decreased to approximately $11.3 million for the year ended December 31, 2000 as compared to $38.4 million for the year ended December 31, 1999. In 2000 we received approximately $9.5 million of net proceeds in connection with the sale of convertible preferred stock and $1.6 million in proceeds from the exercise of stock options. We received approximately $36.1 million as the net proceeds of our initial public offering in 1999, $5.5 million under convertible notes issued to Kushner-Locke, and $2.7 million in connection with the exercise of warrants issued to Kushner-Locke. Partially offsetting these amounts was the repayment to Kushner-Locke of $2.7 million plus interest, repayment of approximately $1.3 million related to our line of credit and other notes payable and the pledging of restricted cash of $2.0 million as collateral for our new building lease.

    Since inception we have experienced negative cash flow from operations and expect to continue to experience significant negative cash flow from operations in the foreseeable future. We have a working capital deficit of $3,540,000 as of December 31, 2000. We currently believe that our existing capital resources including the aggregate net proceeds of $10.0 million from the issuance of convertible subordinated notes in February and March 2001, will be sufficient to meet our cash requirements through at least the next 12 months. No assurance is given that we will not be required to raise additional financing prior to that time. Furthermore, there is no assurance that additional financing will be available when needed or that, if available, the financing will be on favorable terms. If the financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business and results of operations.

Item 7A. Quantitative and qualitative disclosures about market risk

    We considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent In Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial instruments at December 31, 2000 and our total liabilities as of December 31, 2000 consist primarily of notes payable and accounts payable which have fixed interest rates and were not subject to any significant market risk.

Item 8. Financial Statements and Supplementary Data

    The Company's financial statements and supplementary data required by Item 8 are included in Item 14 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None

PART III

Item 10. Directors and Executive Officers of the Registrant

    The information required by this item with respect to Directors is incorporated by reference from the information under the caption "Election of Directors" contained in the Company's definitive proxy statement in connection with the solicitation of proxies for the Company's 2001 Annual Meeting of Stockholders (the "Proxy Statement").

    The required information concerning Executive Officers of the Company is contained in Item 1, Part I of this Report.

    Section 16(a) Beneficial Ownership Reporting Compliance

    The information required by this section is incorporated by reference from the similarly named section of the Registrant's Proxy Statement.

Item 11. Executive Compensation

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

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)(1) The following financial statements are filed as part of this Annual Report on Form 10-K:

(a)(3) Exhibits

    See Index to Exhibits following signatures

(b)
Reports on Form 8-K

    Current Report on Form 8-K filed August 3, 2000 to report on a notice to stockholders concerning a private financing transaction.

    Current Report on Form 8-K filed September 15, 2000 to report on the closing of the sale of Series A Convertible Preferred Stock and warrants.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of US SEARCH.com Inc.:

    In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of US SEARCH.com Inc. (the "Company") as of December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    As discussed in Note 9 to the financial statements, the Company changed its method of calculating the beneficial conversion feature associated with the issuance of convertible preferred stock.

/s/ PRICEWATERHOUSECOOPERS LLP
Woodland Hills, California
February 2, 2001
except for the subsequent events described in Note 12 to the financial statements as to which the dates are February 28, 2001 and March 30, 2001

US SEARCH.COM INC.

BALANCE SHEETS

	December 31, 1999	December 31, 2000
ASSETS:
Current assets:
Cash and cash equivalents	$17,382,000	$2,831,000
Restricted cash	2,000,000	1,200,000
Accounts receivable, less allowance for doubtful accounts of $74,000 (1999) and $22,000 (2000)	131,000	41,000
Prepaids and other current assets	3,608,000	1,288,000

Total current assets	23,121,000	5,360,000
Property and equipment, net	2,218,000	6,560,000
Other assets	311,000	95,000

Total assets	$25,650,000	$12,015,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$5,438,000	6,342,000
Accrued liabilities	623,000	1,506,000
Notes payable, current portion	25,000	617,000
Capital lease obligations, current portion	22,000	435,000

Total current liabilities	6,108,000	8,900,000
Notes payable, net of current portion	15,000	21,000
Capital lease obligation, net of current portion	22,000	21,000
Other non-current liabilities	16,000	5,000

Total liabilities	6,161,000	8,947,000

Commitments and contingencies (Note 8)
Mandatorily redeemable preferred stock, $0.001 par value; authorized 1,000,000 shares; 100,000 shares issued and outstanding (Liquidation preference $10,000,000)	—	6,209,000
Stockholders' equity (deficit):
Common stock, $0.001 par value; authorized 40,000,000 shares; issued and outstanding 17,421,644 shares as of December 31, 1999 and 17,938,244 as of December 31, 2000	17,000	18,000
Additional paid-in capital	53,790,000	59,422,000
Unearned deferred compensation	(1,099,000)	—
Accumulated deficit	(33,219,000)	(62,581,000)

Total stockholders' equity (deficit)	19,489,000	(3,141,000)

Total liabilities and stockholders' equity (deficit)	$25,650,000	$12,015,000

The accompanying notes are an integral part of these financial statements.

US SEARCH.COM INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	1998	1999	2000
Net revenues	$9,245,000	$19,541,000	$22,363,000
Cost of services	3,149,000	7,293,000	10,392,000

Gross profit	6,096,000	12,248,000	11,971,000
Operating expenses:
Selling and marketing (includes non cash charges relating to options and warrants of $0-1998, $627,000-1999, $1,816,000-2000)	7,627,000	22,246,000	25,890,000
General and administrative (includes non-cash charges relating to options of $0-1998, $1,442,000-1999, $60,000-2000)	3,882,000	7,929,000	12,220,000
Information technology	—	1,074,000	3,777,000
Charge for warrants issued to majority stockholder	1,190,000	—	—

Total operating expenses	12,699,000	31,249,000	41,887,000

Loss from operations	(6,603,000)	(19,001,000)	(29,916,000)
Interest expense	(197,000)	(5,003,000)	(108,000)
Interest income	—	719,000	663,000
Amortization of debt issue costs	—	(3,096,000)	—
Other income, net	13,000	5,000	—

Loss before income Taxes	(6,787,000)	(26,376,000)	(29,361,000)
Provision for income Taxes	1,000	1,000	1,000

Net loss	(6,788,000)	(26,377,000)	(29,362,000)
Beneficial conversion feature on preferred stock	—	—	1,029,000
Accretion of discount on preferred stock	—	—	156,000
Accrued preferred stock dividends	—	—	142,000

Net loss attributable to common stockholders before cumulative effect of accounting change	(6,788,000)	(26,377,000)	(30,689,000)
Cumulative effect of accounting change on beneficial conversion feature on preferred stock	—	—	3,754,000

Net loss attributable to common stockholders	$(6,788,000)	$(26,377,000)	$(34,443,000)

Basic and diluted net loss per share:
Net loss attributable to common stockholders before cumulative effect of accounting change	$(0.71)	$(1.94)	$(1.72)
Cumulative effect of accounting change on beneficial conversion feature on preferred stock	—	—	(0.21)

Net loss attributable to common stockholders	$(0.71)	$(1.94)	$(1.93)

Weighted-average shares outstanding used in per share calculation	9,521,211	13,612,120	17,835,624

The accompanying notes are an integral part of these financial statements.

US SEARCH.COM INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock
			Additional Paid-In Capital	Unearned Deferred Compensation	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance, December 31, 1997	9,067,820	$15,000	$(2,112,000)	$—	$(54,000)	$(2,151,000)
Issuance of warrants to majority stockholder	—	—	1,190,000	—	—	1,190,000
Net loss		—	—	—	(6,788,000)	(6,788,000)

Balance, December 31, 1998	9,067,820	15,000	(922,000)	—	(6,842,000)	(7,749,000)
Unearned compensation related to stock options	—	—	3,225,000	$(3,225,000)	—	—
Amortization of unearned compensation	—	—	—	2,099,000	—	2,099,000
Issuance of warrants with convertible subordinated note	—		2,546,000	—		2,546,000
Beneficial conversion feature on convertible subordinated note	—	—	4,639,000	—	—	4,639,000
Conversion of $5,500,000 convertible subordinated note	2,493,651	2,000	5,498,000	—	—	5,500,000
Exercise of warrants	1,360,173	1,000	2,751,000	—	—	2,752,000
Initial public offering of common stock	4,500,000	5,000	36,104,000	—	—	36,109,000
Reincorporation into Delaware and change in par value of common stock	—	(6,000)	6,000	—		—
Forfeiture of stock options	—	—	(57,000)	27,000		(30,000)
Net loss	—	—	—	—	(26,377,000)	(26,377,000)

Balance, December 31, 1999	17,421,644	17,000	53,790,000	(1,099,000)	(33,219,000)	19,489,000
Amortization of unearned compensation	—	—	—	418,000	—	418,000
Issuance of warrants to third parties	—	—	2,179,000	—	—	2,179,000
Accretion of discount on preferred stock	—	—	(156,000)	—	—	(156,000)
Accrued preferred dividends		—	(142,000)	—	—	(142,000)
Forfeiture of stock options	—	—	(1,622,000)	681,000	—	(941,000)
Amendment of terms of stock options to former employee	—	—	220,000	—	—	220,000
Allocation of relative fair value to warrants issued with preferred stock	—	—	3,552,000	—	—	3,552,000
Exercise of stock options	516,600	1,000	1,601,000	—		1,602,000
Net loss	—	—	—	—	(29,362,000)	(29,362,000)

Balance, December 31, 2000	17,938,244	$18,000	$59,422,000	—	$(62,581,000)	$(3,141,000)

The accompanying notes are an integral part of these financial statements.

US SEARCH.COM INC.

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	1998	1999	2000
Cash flows from operating activities:
Net loss	$(6,788,000)	$(26,377,000)	$(29,362,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	128,000	195,000	903,000
Provision for doubtful accounts	364,000	190,000	81,000
Loss on disposal of property and equipment	—	—	149,000
Compensation charge	296,000	—	—
Charge for warrants issued to third parties	—	—	2,179,000
Charge for warrants and beneficial conversion feature issued to majority stockholder	1,190,000	4,639,000	—
Amortization (credit) of unearned compensation	—	2,069,000	(303,000)
Amortization of debt issue costs	—	2,546,000	—
Related-party charges	384,000	—	—
Change in assets and liabilities:
Accounts receivable	(270,000)	(238,000)	9,000
Accounts payable	3,193,000	1,717,000	1,875,000
Accrued liabilities	86,000	53,000	883,000
Prepaid expenses	—	(3,602,000)	2,320,000
Other assets	38,000	(311,000)	205,000

Net cash used in operating activities	(1,379,000)	(19,119,000)	(21,061,000)

Cash flows from investing activities:
Additions to property and equipment	(168,000)	(2,042,000)	(4,798,000)

Net cash used in investing activities	(168,000)	(2,042,000)	(4,798,000)

Cash flows from financing activities:
Decrease in cash overdrafts	(101,000)	—	—
Increase (decrease) in restricted cash	—	(2,000,000)	800,000
Proceeds from line of credit	1,126,000	—	—
Repayments of line of credit	(788,000)	(372,000)	—
Repayments of third party notes payable	(238,000)	(922,000)	(373,000)
Advances from related parties	1,816,000	200,000	—
Repayments to related parties	(121,000)	(1,582,000)	—
Repayments of capital lease obligations	(48,000)	(41,000)	(184,000)
Proceeds of related-party convertible notes	—	4,300,000	—
Proceeds from exercise of warrants	—	2,752,000	—
Proceeds from initial public offering	—	36,109,000	—
Proceeds from sale of convertible preferred stock, net of issuance costs of $537,000	—	—	9,463,000
Proceeds from exercise of stock options	—	—	1,602,000

Net cash provided by financing activities	1,646,000	38,444,000	11,308,000

Net increase (decrease)in cash and cash equivalents	99,000	17,283,000	(14,551,000)
Cash at beginning of period	—	99,000	17,382,000

Cash at end of period	$99,000	$17,382,000	$2,831,000

The accompanying notes are an integral part of these financial statements.

US SEARCH.COM INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Business:

    US SEARCH.com Inc. (the "Company") provides individual reference services and background information about individuals. The Company was formed as a California S Corporation in 1994, and reincorporated as a Delaware corporation in April 1999.

2. Management's Plans:

    The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of $6.8 million in 1998, $26.4 million in 1999 and $29.4 million in 2000, has used cash in operations of $1.4 million in 1998 and $19.1 million in 1999 and $21.1 million in 2000. As of December 31, 2000, the Company has cash and cash equivalents of $2.8 million, a working capital deficiency of $3.5 million, an accumulated deficit of $62.6 million and a stockholders' deficit of $3.1 million.

    The Company has historically funded losses through issuances of preferred and common stock, deferral of trade payables, refinancing of trade payables, and through debt financing. As described in Note 12—Subsequent Events, on February 28, 2001 and March 30, 2001, the Company received an additional $10 million in funding in the form of convertible subordinated promissory notes (the "Notes") from Pequot Private Equity Fund II, L.P. ("Pequot"). The Notes will convert to convertible preferred stock on approval from stockholders or the NASD and the finalization of the preferred stock agreement with Pequot. Since Pequot is a significant beneficial holder of the Company's common stock, stockholder approval is required before the Company can issue convertible preferred stock or approval must be obtained from the NASD waiving the requirement for stockholder approval. The Company and Pequot intend to convert the Notes into preferred stock upon receipt of the required approval. If not converted earlier, the Notes are due and payable on April 1, 2002.

    Based on the Company's current operating plans, management believes existing cash resources, including the proceeds from the Pequot Notes, and cash forecasted by management to be generated by operations will be sufficient to meet working capital and capital requirements through December 31, 2001. Also, management's plans to attain profitability and generate additional cash flows include additional fund raising, focus on cost reductions, renegotiation of certain key data and advertising agreements, launch of additional products, and equity and debt financing. There is no assurance that management will be successful with these plans. However, if events and circumstances occur such that the Company does not meet its current operating plan as expected, and the Company is unable to raise additional financing, the Company may be required to reduce certain discretionary spending, which could have a material adverse effect on the Company's ability to achieve its intended business objectives.

    On March 28, 2001 the Company participated in a hearing before a Nasdaq Listing Qualifications Panel during which the Company presented its plan to meet and sustain compliance with the quantitative maintenance criteria of the Nasdaq National Market System. The outcome of the hearing has not yet been determined, and the record remains open until April 2, 2001 to allow the Company to submit additional material. The Company is hopeful that its common stock will remain listed, but there can be no assurance that the Company's common stock will not be delisted from the Nasdaq National Market System.

3. Summary of Significant Accounting Policies:

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

  Restricted Cash

    At December 31, 2000 the Company had $1,200,000 in restricted cash principally related to deposits pledged as collateral on an outstanding letter of credit issued to the lessor under the lease of the Company's office space.

  Property and Equipment

    Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets. Leasehold improvements and equipment under capital leases are amortized over the shorter of the estimated useful life or the life of the lease. Depreciation and amortization periods by asset category are as follows:

Equipment	3-10 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of useful life or lease term
Equipment under capital leases	Shorter of useful life or lease term

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

  Net Loss Per Common Share

    Basic net loss per common share is computed using the weighted-average number of shares of common stock and diluted net loss per common share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding. Common equivalent shares related to convertible preferred stock, stock options and warrants are excluded from the computation when their effect is anti-dilutive.

    As of December 31, 2000, stock options representing 8,089,961 shares of common stock and warrants representing 1,750,000 shares of common stock and 75,000 shares of preferred stock have been excluded from the computation of diluted earnings per share because their inclusion would have been antidilutive. As of December 31, 2000, 5,882,353 shares issuable on the conversion of preferred stock are excluded from diluted earnings per share because their effect is antidilutive. As of December 31, 1999, stock options representing 1,669,873 shares of common stock are excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. No options or warrants were outstanding at December 31, 1998.

  Comprehensive Income

    Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income generally represents all changes in stockholders' equity (deficit) during the period except those resulting from investments by, or distributions to, stockholders. The Company has no other comprehensive income items and accordingly net income (loss) equals comprehensive (loss) income.

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

  Segment Reporting

    The Company adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" for the year ended December 31, 1998. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products or services, geographic areas, and major customers. The Company's management reporting structure provides for only one segment and accordingly, no separate segment information is presented. In addition, the Company operates only in the United States and no single customer accounts for more than 10% of revenues for all periods presented.

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

  Revenue Recognition

    The Company generates revenues by performing various information search services for customers. Revenue is recognized when the results of the search services are delivered to clients. The terms of each sale do not provide for client refunds. For certain search services sold prior to April 2000, where the clients indicated that the initial search result was unsuccessful, the Company may perform, at no charge to the client, up to three identical searches during the one year period following the first search. The costs related to such additional searches are recorded in the period of the initial sale and are based upon the estimated number of additional searches. In addition, where clients request to broaden the scope of their fully automated searches, the Company may apply up to a portion of the cost of the client's fully automated searches towards the cost of the broader and more extensive searches. The estimated credits are recorded in the period of the initial sale and are based upon the amount estimated to be redeemed by clients. To date, the costs of additional searches and estimated credits to be provided in future periods have not been material.

  Advertising Costs

    Advertising production costs are expensed the first time the advertisement is run. Media costs are expensed in the month the advertising appears. Advertising expense was $6,944,000 for the year ended December 31, 1998, $19,837,000 for 1999, and $21,836,000 for 2000 (including non-cash charges of $2,179,000 related to warrants granted in connection with the restructuring of an on-line advertising agreement.)

  Reclassifications

    Certain reclassifications have been made to prior years to conform with current year presentation.

4. Concentrations of Risk:

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

5. Property and Equipment:

    Property and equipment is comprised of the following:

	December 31,
	1999	2000
Equipment	$1,541,000	$5,229,000
Furniture and fixtures	263,000	320,000
Leasehold improvements	721,000	940,000
Equipment under capital leases	191,000	1,066,000

	$2,716,000	7,555,000
Less: accumulated depreciation, including capital lease amortization of $111,000 (1999) and $224,000 (2000)	498,000	995,000

Property and equipment, net	$2,218,000	$6,560,000

6. Accrued Liabilities:

    Accrued liabilities is comprised of the following:

	December 31,
	1999	2000
Sales and payroll taxes	$29,000	$58,000
Accrued vacation and payroll	266,000	830,000
Accrued professional fees	81,000	90,000
Other accrued expenses	247,000	528,000

	$623,000	$1,506,000

7. Notes Payable:

    Notes payable is comprised of the following:

	December 31,
	1999	2000
Loan payable to former stockholder/executive officer of the Company, due in monthly installments through July 2001, non-interest bearing	$40,000	$17,000
Trade note payable, payable through 2002 bearing interest at 10% per annum, quarterly principal payments of $150,000	—	621,000

Total notes payable	$40,000	$638,000

Current	$25,000	617,000
Non-current	15,000	21,000

Total notes payable	$40,000	$638,000

  Related-Party Convertible Subordinated Note:

    In January 1999, Kushner-Locke agreed to provide a credit facility up to $5,500,000 of bridge financing to the Company in the form of a convertible subordinated note ("Note") bearing interest at 10% per annum. The Note was convertible, at the option of Kushner-Locke, into 2,493,651 shares of common stock at the rate of one share of common stock per $2.21 of principal and/or accrued and unpaid interest. The Note included a 10% origination fee totaling $550,000 payable to Kushner-Locke for providing the credit facility. The origination fee was amortized on a straight line basis over the first six months of 1999. Notes payable on demand to Kushner-Locke of $1,200,000 outstanding as of December 31, 1998 were converted to the Note in January 1999. The Note had a beneficial conversion feature ("BCF") since it was convertible at a discount to the deemed fair value of the common stock. Since conversion was at the option of the holder at any time prior to maturity, the value assigned to the BCF was immediately recorded as interest expense at the date of each borrowing. The BCF was calculated using the intrinsic value methodology based on the difference between the deemed fair value of the underlying common stock and the conversion price on the Note of $2.21. The value assigned to the BCF was limited to the amount of each borrowing. For the year ended December 31, 1999, the Company recorded $4,639,000 as additional interest expense related to the BCF. In June 1999, the note was converted into 2,493,651 shares of common stock.

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

8. Commitments and Contingencies:

  Operating and Capital Lease Commitments

    The Company leases its Los Angeles, California headquarters under an operating lease that expires November 30, 2004, if not renewed. The Company has an option to renew the lease for a term of 60 months. The Company has operating lease agreements for other office equipment. The Company also has entered into capital lease agreements for their telephone system and other office and computer equipment. As of December 31, 2000, the Company was not in compliance with certain financial covenants included in some of its capital lease agreements. The Company has not obtained a waiver for the non-compliance and accordingly approximately $450,000 of principal payments have been classified as a current obligation in the accompanying balance sheet.

    Rent expense pertaining to all operating leases for the years ended December 31, 1998, 1999, and 2000 was approximately $135,000, $297,000, and $937,000 respectively.

    The future minimum lease payments under capital leases and noncancellable operating leases at December 31, 2000, are as follows:

	Capital Leases	Operating Leases
2001	$287,000	1,045,000
2002	221,000	1,081,000
2003	4,000	1,114,000
2004	—	1,039,000

Total minimum obligations	512,000	$4,279,000

Less interest	(56,000)

Present value of minimum obligations	456,000
Less current portion	435,000

Non-current obligations at December 31, 2000	$21,000

Employment Agreements

    The Company has entered into employment agreements with certain key management. The agreements provide for base salaries ranging from $150,000 to $400,000, eligibility for options, performance bonuses and severance payments. In the year end December 31, 2000, in connection with the termination of a key executive, the company modified the terms of an option agreement. In connection with the modification, the company recorded a non-cash charge of $220,000 in the accompanying statement of operations.

Strategic Alliance Commitments

    The Company has several cancelable and non-cancelable distribution and marketing agreements with various Internet companies. Terms of these agreements provide for varying levels of exclusivity and minimum and maximum fees payable based on the number of banners, buttons and text links displayed on affiliate web sites. The Company's minimum non-cancelable payments under these agreements for the years ending December 31 are as follows: $2.1 million (2001) and $600,000 (2002).

Purchase Commitments

    In 1999, the Company entered into an agreement with a supplier of online public record data to purchase approximately $20 million worth of such data over a five and one-half year term. The minimum non-cancelable payments under this agreement are $3.6 million for 2001 and $4.2 million per year for 2002 through 2004.

Litigation

    From time to time, the Company has been party to various litigation and administrative proceedings relating to claims arising in the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

9. Capitalization:

Preferred Stock

    The board of directors has the authority, without further action by the stockholders, to issue up to 1,000,000 shares of preferred stock, $0.001 per value, in one or more series and to fix the powers, preferences, rights and qualifications, limitations or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of the series.

    On September 9, 2000, the Company issued 100,000 shares of Series A mandatorily redeemable preferred stock ("Preferred Stock"), stated value $100 per share, and warrants to purchase 75,000 of Preferred Stock to an investor for gross proceeds of $10 million. The warrants are exercisable for $100 per share at any time from the date of issuance through September 2005. The investor is also required to purchase in a second tranche an additional 100,000 shares of Preferred Stock for $100 per share in the event the Company meets certain performance metrics and other requirements (See Note 12—Subsequent Events). In connection with the offering the Company incurred legal, accounting and other offering expenses of approximately $537,000. The net proceeds of the offering of $9,463,000 has been allocated, based on an estimated relative fair value, between the issuance of Preferred Stock ($5,911,000) and the warrants and right to invest in the second tranche ($3,552,000). The amount ascribed to the warrants and the right to invest in the second tranche is accreted to the carrying value of the Preferred Stock over the redemption period. Accretion for the period from issuance to December 31, 2000 was approximately $156,000.

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

    During the third quarter ended September 30, 2000, the Company recorded a non-cash charge to the net loss attributable to common stockholders of $1,029,000 relating to a beneficial conversion feature ("BCF"). The beneficial conversion feature has been computed based on the difference between the fair market value of the stock on the date of close of the agreement ($1.875 on September 9, 2000) and the conversion price of $1.70, multiplied by the number of shares into which the preferred stock is convertible. The Company may record additional BCF charges on the second tranche funding ($10 million) if the fair market value of the Company's common stock on the date of the second closing is greater than $1.70 per share of common stock.

    During the fourth quarter of 2000, the EITF issued EITF Abstract No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" which included guidance on the computation of BCFs. Pursuant to EITF 00-27, the Company was required to record as a cumulative adjustment in the fourth quarter an additional BCF of $3,754,000 as a charge to net loss attributable to common stockholders for a change in the accounting for the computation of BCFs. Under the revised guidance of EITF 00-27, the BCF is computed based on the difference between the fair market value of the stock on the date of close and the effective conversion price multiplied by the most beneficial number of common shares into which the preferred stock is convertible. The effective conversion price is determined by dividing the relative fair value allocated to the convertible preferred stock by the most beneficial number of shares on the closing date of the preferred stock that the preferred stock is convertible into.

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

    Dividends:  The preferred stockholder is entitled for the period until September 2001, when, as and if declared by the Board, non-cumulative dividends of 6.0% per annum. After September 2001, the preferred stockholders are entitled to receive cumulative dividends, at a rate of 6.0% per annum in the form of additional preferred stock. The Company has recorded as an increase to the carrying value of the preferred stock for accrued dividends of $142,000 for the period ended December 31, 2000.

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

Stock Incentive Plans

    In July 1998, the Board adopted, and the stockholders of the Company subsequently approved, the 1998 Stock Incentive Plan (the "1998 Plan") in order to attract and retain employees (including officers and employee directors), directors and independent contractors, and consultants to the Company. An aggregate of 12,000,650 shares of common stock, subject to adjustment for stock splits, stock dividends and similar events, has been authorized for issuance upon exercise of options, stock appreciation rights ("SARs"), restricted stock awards ("restricted awards"), and performance share awards ("performance awards").

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

    In the event a holder of an option, SAR, restricted award, or performance award ceases to be employed by the Company: all unvested options and SARs are forfeited, all vested options and SARs may be exercised within a period not to exceed 12 months, all vested SARs granted independently of options are exercisable in accordance with the award agreement, all unvested restricted and performance awards are forfeited, and all vested restricted and performance awards are exercisable in accordance with the award agreement. No SARs were granted as of December 31, 2000 and 1999.

Non-Employee Directors' Stock Option Plan

    In February 1999, the Company adopted the 1999 Non-Employee Directors' Stock Option Plan and reserved 317,373 shares of common stock for issuance thereunder. Under the plan each non-employee director is granted options for 35,364 shares of common stock on the date of initial appointment to the board of directors. Additionally, each non-employee director will receive an additional grant of 9,067 shares of common stock annually which will be pro rated if the non- employee director has not served for the entire preceding period.

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

2000 Stock Incentive Plan

    In May 2000 the Company adopted the 2000 stock incentive plan (the "2000 plan") and during the year, reserved 3,000,000 shares of common stock for issuance of options, SARs and restricted stock awards to key employees and consultants who, except for newly-hired employees, are not officers or directors of the Company. Options granted under the 2000 plan have a maximum life of 10 years and must be granted at fair value. No SARs or restricted stock awards have been granted as of December 31, 2000.

    A summary of the changes in the Company's stock options for the two years ended December 31, 2000 is presented below:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 1998	—	$—
Granted	1,803,210	5.23
Forfeited	(103,337)	5.91

Outstanding at December 31, 1999	1,699,873	5.19
Granted	7,868,735	3.08
Exercised	(516,600)	3.10
Forfeited	(962,050)	5.01

Outstanding at December 31, 2000	8,089,958	3.30

Options exercisable at December 31, 2000	1,526,746	3.94
Options available for future grant	6,711,465

    The following table summarizes information about stock options outstanding at December 31, 2000:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
Under $3.00	5,614,491	9.64	$1.56	949,027	$1.93
$3.00-5.00	556,838	9.03	3.73	109,147	4.46
$5.01-7.50	180,447	8.23	5.94	114,027	5.82
$7.51-10.00	1,698,182	9.07	8.44	344,545	8.46
Over $10.00	40,000	8.78	11.13	10,000	11.13

	8,089,958			1,526,746

Unearned stock-based compensation

    In connection with its grants of options, the Company recorded unearned deferred compensation expense of $3,225,000 during the year ended December 31, 1999. This amount will be amortized over the vesting period ranging from 24 to 48 months from the date of grant; $2,069,000 was expensed during the year ended December 31, 1999. During the year ended December 31, 2000, the Company amortized $418,000 of deferred stock-based compensation. In connection with the termination of employees, the Company recorded as a credit to the statement of operations in 2000 $941,000 for the reversal of deferred compensation on unvested options.

Fair Value Disclosures

    Prior to the Company's initial public offering, the fair value of each option grant was determined on the date of grant using the minimum value method. Subsequent to the offering, the fair value was determined using the Black- Scholes model. The weighted average fair market value of an option granted during 1999 and 2000 was $3.27 and $1.83 respectively. Except for the volatility assumption which was only used under the Black-Scholes model, the following range of assumptions was used to perform the calculations: expected life of 3.5 years; risk-free interest rate ranges of 5.75% to 6.80%; expected volatility of 80%; and no expected dividend yield. Because additional stock options are expected to be granted each year, the following pro forma disclosures below are not representative of pro forma effects on reported financial results for future years.

    The Company accounts for stock-based compensation in accordance with the provisions of APB 25. Had compensation expense been determined based upon the fair market value at the grant dates, as prescribed in SFAS 123, the Company's results for the year ended December 31, 1999 and 2000 would have been as follows:

	1999	2000
Net Loss
As reported	$(26,377,000)	$(29,362,000)
Pro forma	$(27,042,000)	$(32,694,000)
Loss per share—basic and diluted
As reported	$(1.94)	$(1.93)
Proforma	$(1.99)	$(2.12)

Warrants

    In September 1998, the Company granted to Kushner-Locke warrants to purchase 453,391 shares of the Company's common stock at an aggregate exercise price of $5.00. The warrants were issued principally in consideration for Kushner-Locke's provision of certain guarantees on behalf of the Company, advances of capital to the Company and provision of administrative services during the third quarter of 1998. The warrants were exercised in June 1999. In September 1998, the Company recorded a charge of $1,190,000, representing the deemed fair value of the warrants at the date of grant using the Black-Scholes option pricing model. The principal assumptions used in the computation are: volatility of 80%, 10 year term, dividend yield of 0%, deemed fair value at the date of issuance of $2.63 per share and risk-free interest rate of 5%.

    In January 1999, in connection with the convertible subordinated note, the Company granted Kushner-Locke warrants to purchase (i) 453,391 shares of common stock at an exercise price of $2.76 per share and (ii) 453,391 shares of common stock at an exercise price of $3.31 per share of common stock. The warrants were exercised in June 1999. During the first and second quarter of 1999, the Company recorded a charge in the aggregate amount of $2,546,000 representing the deemed fair value of the warrants at the date of grant using the Black-Scholes option pricing model. The principal assumptions used in the computation are: volatility of 80%, 10 year term, dividend yield of 0%, deemed fair value at the date of issuance of $3.31 per share and risk free interest rate of 5%. The charge for these warrants is recorded as additional debt issue costs and was amortized over the expected term of the subordinated convertible note of six months.

    In September 2000, the Company issued warrants to purchase 1,750,000 shares of common stock for $0.01 per share, in connection with the restructuring of one of its online advertising agreements. The non-forfeitable warrants have a ten-year term and are exercisable from the date of issuance. The Company has recorded a non-cash charge of approximately $2,179,000 in connection with these warrants.

    As of December 31, 2000, the Company has the following warrants outstanding:

Description	Number	Exercise Price	Expiration Date
Preferred stock warrants	75,000	$100	September 2005
Common stock warrants	1,750,000	$0.01	September 2010

10. Income Taxes:

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

    Since November 22, 1997, the Company has been subject to corporate taxation as a C Corporation. For the period from November 22, 1997 through December 31, 2000, the Company had a net operating loss.

    Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred taxes consisted of the following at December 31, 1999 and 2000:

	December 31,
	1999	2000
Deferred tax assets:
Net operating loss carryforwards	$8,903,000	$19,914,000
Allowance for doubtful accounts	28,000	10,000
Accrued liabilities	149,000	172,000
Below market value options	751,000	393,000
Cash to accrual adjustment	716,000	375,000
Vacation accrual	39,000	89,000

Total deferred tax assets	10,586,000	20,953,000
Less, Valuation allowance	(10,477,000)	(20,655,000)

Net deferred tax assets	109,000	298,000
Deferred tax liabilities:
Depreciation and amortization	(109,000)	(298,000)

Net deferred tax liabilities	(109,000)	(298,000)

Net deferred tax	$—	$—

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

    As of December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $53.6 million and $28.6 million, respectively. The federal net operating loss carryforwards will begin to expire in 2017, and the state net operating loss carryforwards will begin to expire in 2002. The Company's ability to utilize net operating loss carryforwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, occurs in the future.

    The Company's effective tax rate for the fiscal year ended December 31, 1999 and 2000 differ from the statutory federal income tax rate as follows:

	1999	2000
Tax provision at the statutory rate	(34.0)%	(34.0)%
State taxes, net of federal benefit	0.3%	(2.8)%
Change in valuation allowance	33.7%	34.7%
Stock Options and warrants	—	2.1%

	—	—

11. Supplemental Cash Flow Disclosure:

    Supplemental cash flow disclosure is comprised of:

	1998	1999	2000
Cash paid during the year for:
Interest	$195,000	$358,000	$108,000
Income taxes	1,000	1,000	1,000
Non-cash investing and financing activities:
Inception of capital leases	30,000		596,000
Conversion of trade payable to Note payable	—	—	971,000
Conversion of notes payable to common stock	—	5,500,000

12. Subsequent Events

    On February 28, 2001 and March 30, 2001, the Company received aggregate net proceeds of $10,000,000 from the issuance of $10,150,000 of convertible subordinated promissory notes to Pequot. The balance is due in April 2002 or will automatically convert to preferred stock when the Company receives either shareholder approval or approval from the NASD and the Company and Pequot have reached agreement on the terms and conditions of a preferred financing.

REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

     To the Board of Directors and Stockholders of US Search.com Inc.:

    Our report on the financial statements of US Search.com is included on page F-1 of this Form 10-K. In connection with our audits of such financial statements, we have audited the related financial statement schedule as of December 31, 2000, 1999, and 1998 and for each of the three years in the period ended December 31, 2000 as listed on the index on page 37 of this Form 10-K.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ PRICEWATERHOUSECOOPERS LLP

Woodland Hills, California
February 2, 2001

US SEARCH.COM INC.

SCHEDULE II
Valuation and Qualifying Accounts
Years Ended December 31, 2000, 1999, and 1998

Year Ended	Item	Balance at beginning of year	Additions charged to expenses	Deductions	Balance at end of year
2000	Allowance for doubtful accounts	$74,000	$81,000	$(133,000)	$22,000
1999	Allowance for doubtful accounts	$64,000	$190,000	$(180,000)	$74,000
1998	Allowance for doubtful accounts	$87,000	$364,000	$(387,000)	$64,000

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US SEARCH.COM.INC (Registrant)
Dated: March 30, 2001
/s/ BRENT N. COHEN Brent N. Cohen, Chief Executive Officer and Director
Dated: March 30, 2001
/s/ PETER FRANK Peter Frank Chief Financial Officer

POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brent N. Cohen and Peter Frank, or either of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

    In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates stated.

US SEARCH.COM INC. (Registrant)
Dated: March 30, 2001
/s/ PETER LOCKE Peter Locke Director

Dated: March 30, 2001
/s/ LAWRENCE LENIHAN Lawrence Lenihan Director
Dated: March 30, 2001
/s/ BRENT N. COHEN Brent N. Cohen Chief Executive Officer and Director
Dated: March 30, 2001
/s/ ALAN C. MENDELSON Alan C. Mendelson Director
Dated: March 30, 2001
/s/ RICHARD HEITZMANN Richard Heitzmann Director
Dated: March 30, 2001
/s/ HARRY CHANDLER Harry Chandler Director

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

Exhibit No.	Description
3.1*	Certificate of Incorporation
3.1.1*	Certificate of Amendment of Certificate of Incorporation, dated May 12, 1999, changing corporate name to US SEARCH.com Inc.
3.1.2**	Amended Certificate of Designations of Series A Convertible Preferred Stock of US SEARCH.com Inc.
3.2*	Bylaws
4.1*	Form of Common Stock Certificate
4.2	Convertible Subordinated Promissory Note dated February 28, 2001
10.1*	Form of Indemnity Agreement between US SEARCH and its directors and officers
10.2*	1998 Amended and Restated Stock Incentive Plan
10.2.1*	Form of 1998 Stock Incentive Plan Stock Option Award Agreement between US SEARCH and its employees, directors, and consultants
10.3*	1999 Non-Employee Directors' Stock Option Plan
10.3.1*	Form of 1999 Non-Employee Directors' Stock Option Plan Nonstatutory Stock Option between US SEARCH and its non-employee directors
10.3.2*	Form of 1999 Non-Employee Directors' Stock Option Plan Notice of Exercise between US SEARCH and its non-employee directors
10.4*	Standard Office Lease - Gross, dated January 24 1996, between US SEARCH and Daishin U.S. A. Co., Ltd.
10.4.1*	Addendum to Standard Lease - Option(s) to Extend, dated January 24, 1996, between US SEARCH and Daishin U.S.A. Co., Ltd.
10.5*	Amended and Restated Employment Agreement, date September 14, 1998, between US SEARCH and Nicholas Matzorkis
10.6*	Employment Agreement, dated February 3, 1999, between US SEARCH and C. Nicholas Keating, Jr.
10.7*	Employment Agreement, dated March 18, 1999, between US SEARCH and William G. Langley
10.8*	Employment Agreement, dated March 17, 1999, between US SEARCH and Robert J. Richards
10.9*	Employment Agreement, dated March 18, 1999, between US SEARCH and Meg Shea-Chiles
10.10*	Administrative Services Agreement, dated July 1, 1998, between The Kushner-Locke Company and US SEARCH
10.11†*	Addendum to Lycos, Inc. Advertising Contract, dated March 1, 1999, between US SEARCH and Lycos, Inc.
10.11.1†*	Lycos, Inc. Advertising Contract, dated February 1, 1999, between Lycos, Inc. and US SEARCH

10.12†*	Amended and Restated Content Provider Agreement dated as of August 24, 1998, between InfoSpace, Inc., US SEARCH and The Kushner-Locke Company (the "InfoSpace Agreement")
10.13*	Settlement Agreement, dated September 14, 1998, by and among The Kushner-Locke Company, Nicholas Matzorkis and US SEARCH.
10.14*	Shareholders' Agreement dated September 14, 1998, by The Kushner-Locke Company and Nicholas Matzorkis.
10.15†*	Amendment to the InfoSpace Agreement dated March 15, 1999
10.16†*	Advertising Agreement and Insertion Orders date September 4, 1998, between InfoSeek Corporation and US SEARCH
10.17†*	Terms and Conditions and Sponsorship Proposal dated March 2, 1999, and Addendum to contract dated March 11, 1999, between Snap! LLC and US SEARCH
10.18†*	Advertising and Promotion Agreement dated June 7, 1999 between Yahoo! Inc. and US SEARCH.
10.19†**	Data Processing Service Agreement dated July 1, 1999 between DBT Online, Inc. and US SEARCH.com Inc.
10.20***	Lease Agreement dated September 9, 1999 between US SEARCH.com Inc. and The Mortensen Trust
10.21****	Employment Agreement, dated February 3, 2000, between US SEARCH and Brent N. Cohen
10.22*****	Contract Cancellation, Settlement and Release Agreement, dated as of September 29, 2000, by and between US SEARCH.com Inc., and The Kushner-Locke Company, and InfoSpace, Inc.
10.23	Sales Agency Agreement, dated as of October 1, 2000, by and between US SEARCH.com Inc. and InfoSpace, Inc. ***
10.24*****	Registration Rights Agreement, dated as of September 29, 2000, by and between US SEARCH.com Inc. and InfoSpace, Inc.
10.25*****	Warrant, dated September 29, 2000, by US SEARCH.com Inc. in favor of InfoSpace, Inc.
10.26*****	Promissory Note, dated August 23, 2000, by US SEARCH.com Inc. in favor of Lycos, Inc.
10.27†††	Second Amendment to Advertising and Promotion Agreement between Yahoo! Inc. and USsearch.com Inc. dated January 30, 2001
10.28†††	Agreement between RiskWise, L.L.C. and US SEARCH.com Inc. dated March 1, 2001
21.1	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (see signature page)

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

  ****
  Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1999, incorporated herein by reference

  †
  Confidentiality granted with respect to certain portions.

  ††
  Filed as Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed September 15, 2000, incorporated herein by reference.

  †††
  Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for an order granting confidential treatment of such information in accordance with Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

  *****
  Filed with the Company's Quarterly Report on Form 10-Q or period ending September 30, 2000 incorporated by reference.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
INDEX
PART I
MANAGEMENT
PART II
PART III
PART IV
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS
US SEARCH.COM INC. BALANCE SHEETS
US SEARCH.COM INC. STATEMENTS OF OPERATIONS
US SEARCH.COM INC. STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
US SEARCH.COM INC. STATEMENTS OF CASH FLOWS
US SEARCH.COM INC. NOTES TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
US SEARCH.COM INC.
SCHEDULE II Valuation and Qualifying Accounts Years Ended December 31, 2000, 1999, and 1998
SIGNATURES
POWER OF ATTORNEY