Form 10-K/A
period 2000-12-31
US SEARCH CORP COM
filed 2001-05-01
CIK 1083087

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1
To
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

EXPLANATORY NOTE

    This Amendment No. 1 to Annual Report on Form 10-K is filed with the Securities and Exchange Commission solely for the purpose of revising and restating the following items in their entirety (other than as expressly set forth to the contrary herein). Such revisions include the information required to be provided under Items 10, 11, 12 and 13 of Part III, which the Registrant had planned to incorporate by reference to its definitive proxy statement for the 2001 Annual Meeting of Stockholders.

PART III

Item 10. Directors and Executive Officers of the Registrant

    The required information concerning Executive Officers of the Company is contained in Item 1, Part I of the Annual Report on Form 10-K of the Company for the year ended December 31, 2000. Information concerning the Directors of the Company is provided below.

    The Company's Restated Certificate of Incorporation and Bylaws provide that the Board of Directors shall be divided into three classes, each class consisting, as nearly as possible, of one-third of the total number of directors, with each class having a three-year term. The Certificate of Designations of the Series A Convertible Preferred Stock provides that the holders of Series A Convertible Preferred Stock shall have the right to elect two persons to the Board of Directors (the "Preferred Stock Directors"), provided Pequot Capital Management, Inc. ("Pequot") and its affiliates continue to hold at least 30% of the Series A Convertible Preferred Stock, or Common Stock issued upon conversion of such Series A Convertible Preferred Stock, issued to it in September 2000. At such time as Pequot holds between 10% and 30% of the Series A Convertible Preferred Stock, or Common Stock issued upon conversion of such Series A Convertible Preferred Stock, issued to it in September 2000, the holders of Series A Convertible Preferred Stock will have the right to elect one Preferred Stock Director. At such time as Pequot holds less than 10% of the Series A Convertible Preferred Stock, or Common Stock issued upon conversion of such Series A Convertible Preferred Stock, issued to it in September 2000, the holders of Series A Convertible Preferred Stock will not have the right to elect any Preferred Stock Directors. The Certificate of Designations of the Series A Convertible Preferred Stock provides that the Preferred Stock Directors will be divided among the three classes of existing directors (the "Common Stock Directors") as evenly as practicable. The initial Preferred Stock Directors, Lawrence J. Lenihan and Richard Heitzmann, were selected by Pequot and approved unanimously by the remaining directors. In addition, a vacancy on the Board, created by the resignation of Russell Pillar, was filled by Thomas Patterson who was approved unanimously by the remaining directors. Vacancies on the Board may be filled only by persons elected by a majority of the remaining directors. A director elected by the Board to fill a vacancy (including a vacancy created by an increase in the number of directors) shall serve for the remainder of the full term of the class of directors in which the vacancy occurred and until such director's successor is elected and qualified.

    The Board of Directors is presently composed of seven members. There is one Common Stock Director and one Preferred Stock Director in the class whose term of office expires in 2001. The nominee for election to this class as a Common Stock Director, Thomas Patterson, is currently a director of the Company who was previously elected by the Board to fill a vacancy, and the nominee for election to this class as a Preferred Stock Director, Richard Heitzmann, is currently a director of the Company who was previously elected by the Board in connection with the investment by Pequot Private Equity Fund II, L.P. to fill a vacancy. If elected at the Annual Meeting, each of the nominees would serve until the 2004 annual meeting and until his or her successor is elected and has qualified, or until such director's earlier death, resignation or removal.

    The Common Stock Director is elected by a plurality of the votes present in person or represented by proxy and entitled to vote at the meeting. Shares represented by executed proxies will be voted, if authority to do so is not withheld, for the election of the two nominees named below. In the event that any nominee should be unavailable for election as a result of an unexpected occurrence, such shares will be voted for the election of such substitute nominee as management may propose. Each person nominated for election has agreed to serve if elected, and management has no reason to believe that any nominee will be unable to serve.

    Set forth below is biographical information for each person nominated and each person whose term of office as a director will continue after the 2001 Annual Meeting of Stockholders (the "Annual Meeting").

  Nominees for Election for a Three-year Term Expiring at the 2004 Annual Meeting

  Common Stock Director

  Thomas W. Patterson

    Thomas W. Patterson joined our Board in April 2001. Mr. Patterson has led the eCommerce transactions practice at KPMG Consulting, Inc. since 1999. Prior to joining KPMG, Mr. Patterson managed the Certificate Authority outsource company TradeWave and was formerly Chief Strategist for electronic commerce at IBM. Mr. Patterson has served on a number of other companies' Board of Directors and has been an advisor to the White House, United States Congress, and the Departments of Defense, Treasury, Energy and Commerce.

  Preferred Stock Director

  Richard R. Heitzmann

    Richard R. Heitzmann has served on our Board since September, 2000. Mr. Heitzmann joined Pequot Capital in 1999. Previously, Mr. Heitzmann was with Nationsbanc Montgomery Securities in the Private Equity Group and with Booz-Allen and Hamilton in the Financial Services and Healthcare Group. Prior to that, Mr. Heitzmann was involved in turnaround situations and distressed investing as a Financial Analyst and Associate at Houlihan Lokey Howard and Zukin. Mr. Heitzmann serves on a number of public and private companies' Board of Directors. Mr. Heitzmann received his B.S. in Business Administration from Georgetown University and his M.B.A. from the Harvard Business School.

  Directors Continuing in Office Until the 2002 Annual Meeting

  Brent N. Cohen

    Brent N. Cohen has served as our President and Chief Executive Officer since February 2000. Mr. Cohen served on the advisory boards of several Internet start-up companies from October 1998 through January 2000. From July 1987 through October 1998, Mr. Cohen held senior management positions with Packard Bell NEC (formerly Packard Bell Electronics), including Chief Operating Officer, Chief Financial Officer and President-Consumer and International. From January 1980 through December 1982 and from January 1985 through June 1987 Mr. Cohen held various management positions in both the consulting and auditing practice of Arthur Young & Company (now Ernst & Young). From January 1983 through December 1984 Mr. Cohen completed compulsory service in the South African military. Mr. Cohen holds a Bachelor of Commerce degree, a Graduate Diploma in Accounting and an MBA from the University of Cape Town in South Africa. He is also a chartered accountant.

  Alan C. Mendelson

    Alan C. Mendelson has been a member of our Board of Directors since February 1999. Mr. Mendelson is a senior partner of Latham & Watkins and has been with the firm since May 2000. He was previously a partner of Cooley Godward LLP since 1973. Mr. Mendelson served as Managing Partner of Cooley Godward's Palo Alto office from May 1990 to March 1995 and November 1996 to September 1997. He served as Secretary and Acting General Counsel of Amgen, Inc. from April 1990 to April 1991 and as Acting General Counsel of Cadence Design Systems, Inc. from November 1995 to June 1996. Mr. Mendelson is a member of the board of directors of Aviron, Axys Pharmaceuticals, Inc., and Valentis, Inc. Mr. Mendelson received an A.B. in Political Science from the University of California, Berkeley and a J.D. from Harvard Law School.

  Peter Locke

    Peter Locke has served as one of the Company's directors since November 1997. From September 1998 to February 1999, Mr. Locke served as the Company's President. Mr. Locke co-founded The Kushner-Locke Company, a feature film and television production and distribution company, with Donald Kushner in 1983 and currently serves as its Co-Chairman and Co-Chief Executive Officer. The Kushner-Locke Company currently owns a controlling interest in the Company. Mr. Locke has served as executive producer on substantially all of Kushner-Locke's programming since its inception and has produced over 1,000 hours of film and television programming. Prior to 1983, Mr. Locke produced several prime-time television programs and independent feature films. Mr. Locke holds a B.A. from Syracuse University.

  Directors Continuing in Office Until the 2003 Annual Meeting

  Harry B. Chandler

    Harry B. Chandler has served as one of the Company's directors since April 1999. Mr. Chandler has served as the Executive Vice President of Goto.com, a Pasadena company since March 1999. From April 1994 until March 1999, Mr. Chandler served as Director of New Business Development at the Los Angeles Times, where he was responsible for investments, acquisitions and operations of much of its Internet activities. From 1991 to 1994, Mr. Chandler served as founder and President of Dream City Films. Mr. Chandler holds a B.A. from Stanford University and attended UCLA Graduate School of Film/TV and Anderson School of Business.

    Lawrence J. Lenihan, Jr.  (Preferred Stock Director)

    Lawrence J. Lenihan, Jr. has been a member of our Board of Directors since September 2000. Mr. Lenihan is a Managing Director and co-manager of the Pequot venture funds and the Pequot private equity funds. Along with Art Samberg and Jerry Poch, Mr. Lenihan is responsible for the growth and strategic direction of the venture capital team. Mr. Lenihan joined the Pequot Family of Funds in 1996 from Broadview Associates, L.L.C. where he was a principal. Mr. Lenihan brought more than 14 years of operating and transaction experience in the technology industry to Pequot. Mr. Lenihan graduated from Duke University with a B.S. in Electrical Engineering and earned his M.B.A. from the Wharton School of Business at the University of Pennsylvania.

  Board Committees and Meetings

    During the fiscal year ended December 31, 2000 the Board of Directors held meetings and acted by unanimous written consent ten times. The Board has an Audit Committee and a Compensation Committee.

    The Audit Committee meets with the Company's independent auditors at least annually to review the results of the annual audit and discuss the financial statements; recommends to the Board the independent auditors to be retained; outlines to the Board improvements made, or to be made, in internal accounting controls; and consults with the independent auditors and discusses with management the scope and quality of internal accounting and financial reporting controls in effect. The Audit Committee is composed of three non-employee directors: Messrs. Heitzmann, Chandler, and Mendelson. The Audit Committee met four times during the fiscal year ended December 31, 2000, and it did not act by unanimous written consent during the fiscal year ended December 31, 2000.

    The Compensation Committee makes recommendations concerning salaries and incentive compensation, awards stock options to employees and consultants under the Company's stock option plans and otherwise determines compensation levels and performs such other functions regarding compensation as the Board may delegate. The Compensation Committee is composed of three non-employee directors: Messrs. Lenihan, Patterson and Locke. The Compensation Committee met once during the fiscal year ended December 31, 2000, and acted by unanimous written consent once during the fiscal year ended December 31, 2000.

    During the fiscal year ended December 31, 2000, each Board member attended 75% or more of the aggregate of the meetings of the Board and of the committees on which he served, held during the period for which he was a director or committee member, respectively.

  Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

    To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 11. Executive Compensation

  Compensation of Directors

    Each non-employee director of the Company receives stock option grants under the 1999 Non-Employee Directors Stock Option Plan (the "Directors Plan"). Only non-employee directors of the Company are eligible to receive options under the Directors Plan. Options granted under the Directors Plan are intended by the Company not to qualify as incentive stock options under the Code.

    Option grants under the Directors Plan are non-discretionary. Each new non-employee director who is elected or appointed for the first time will automatically be granted an option to purchase 35,364 shares of common stock of the Company ("Initial Grants"). On the day prior to each annual meeting of stockholders of the Company, each member of the Company's Board of Directors who is not an employee of the Company is automatically granted under the Directors Plan, without further action by the Company, the Board of Directors or the stockholders of the Company, an option to purchase 9,067 shares of Common Stock of the Company; provided, however, that if the person has not been serving as a non-employee director for the entire period since the preceding annual meeting of stockholders, then the number of shares of common stock subject to the option shall be reduced pro-rata for each full quarter prior to the date of grant during which the person did not serve as a non- employee director ("Annual Grants"). No other options may be granted at any time under the Directors Plan. The exercise price of options granted under the Directors Plan is 100% of the fair market value of the Common Stock subject to the option on the date of the option grant. Options granted under the Directors Plan have a term of ten years and vest as follows: Initial Grants vest as to 1/3rd of the shares on each anniversary of the date of grant; and Annual Grants vest as to 1/12th of the shares each month for 12 months after the date of grant. In the event the services of a holder of an option under the Director's Plan are terminated, the holder may exercise his or her options that have vested as of the termination date only within the period of time ending on the earlier of (1) the date 12 months (18 months if the termination is as a result of the option holder's death) following the termination of the holder's services or (2) the expiration of the term of the option as set forth in the option agreement. All options granted under the Directors Plan are non-transferable.

    In the event of a merger of the Company with or into another corporation or a consolidation, acquisition of assets or other change-in-control transaction involving the Company, all outstanding options under the Directors Plan shall be assumed by the surviving entity or the surviving entity shall substitute similar options for the outstanding options. If the surviving entity determines not to assume the outstanding options or substitute similar options therefor, then with respect to persons whose services with the Company has not terminated prior to such change-in-control transaction, the vesting of the options shall accelerate and the options terminated if not exercised prior to such transaction.

    During the last fiscal year, the Company granted options covering 39,067 shares to each non-employee director of the Company, at an exercise price per share of $1.54. The fair market value of such Common Stock on the date of each grant was equal to the exercise price per share. As of April 23, 2001 no options had been exercised under the Directors Plan.

  Compensation of Executive Officers

  Summary of Compensation

    The following table shows for the fiscal years ended December 31, 1999 and 2000, compensation awarded or paid to, or earned by: (i) the Company's Chief Executive Officer during the fiscal year ending December 31, 2000, and (ii) its other four most highly compensated executive officers at December 31, 2000 (the "Named Executive Officers"):

  Summary Compensation Table

	Annual Compensation				Long-term Compensation Awards
Name and Principal Position	Year(1)	Salary		Other Annual Compensation	Securities Underlying Options		All Other Compensation

C. Nicholas Keating, Jr.,	2000	$20,833		$229,167	—		$1,058,057	(2)
Former President and Chief	1999	$225,962		—	569,459		—
Executive Officer and	1998	—		—	—		—
Former Director(1)
Brent N. Cohen, President,	2000	$359,846	(3)	$9,600	2,980,000	(4)	—
Chief Executive Officer and	1999	—		—
Chairman of the Board	1998	—		—	—		—
Alan Mazursky, Vice	2000	$169,803		—	—		—
President, Finance	1999	$85,887		—	50,000		—
	1998	—		—	—		—
Karol Pollock, General	2000	$167,019		—	248,500		—
Counsel and Secretary	1999	$34,375		—	50,000		—
	1998	—		—	—		—
William Langley, Former	2000	$162,353		—	—		—
Chief Financial	1999	$127,500		—	175,915		—
Officer(5)	1998	—		—	—		—
David Wachtel, Chief	2000	$152,500		$5,000	675,000		—
Technical Officer(6)	1999	—		—	—		—
	1998	—		—	—		—
Jake Mendelsohn(7)	2000	$158,653		—	675,000		—
	1999	—		—	—		—
	1998	—		—	—		—

(1)
Mr. Keating served as the President, Chief Executive Officer and a director of the Company from February 1999 through January 2000. Mr. Keating's employment was terminated effective January 31, 2000. In connection with such termination, Mr. Keating entered into a Separation Agreement with the Company providing for, among other things, the payment of $250,000 as severance over twelve (12) months and the pro-rata share of any bonus due for the period prior to the termination date, if any. In addition, any and all unvested shares subject to Mr. Keating's options vested in full as of February 1, 2000. The options held by Mr. Keating were either exercised on or before May 1, 2000 or have expired.
(2)
This amount represents compensation to Mr. Keating as a result of his exercise and sale of stock options.

(3)
Mr. Cohen became President and Chief Executive Officer of the Company on February 4, 2000. Mr. Cohen's annual salary is $400,000. See "Employment Agreements."
(4)
This includes 1,600,000 options awarded to Mr. Cohen pursuant to his employment agreement and 1,200,000 options granted in lieu of payment of cash bonus requirement of Mr. Cohen's employment agreement.
(5)
Mr. Langley resigned from his position as Chief Financial Officer effective September 30, 2000. Pursuant to an agreement with the Company, options held by Mr. Langley expire and will no longer be exercisable after June 28, 2001.
(6)
Mr. Wachtel joined the Company effective May 1, 2000. Mr. Wachtel's annual salary is $250,00.
(7)
Mr. Mendelsohn joined the Company May 1, 2000. Mr. Mendelsohn's annual salary is $250,000.

Stock Option Grants And Exercises

    The Company grants options to its executive officers under its Amended and Restated 1998 Stock Incentive Plan, as amended. Subject to the stockholders' approval to amend the 1998 Plan to increase the total number of shares reserved for issuance, as of April 23, 2001, options to purchase a total of 10,275,801 shares were outstanding under the 1998 Plan and options to purchase 1,724,650 shares remained available for grant thereunder.

    The following tables show for the fiscal year ended December 31, 2000, certain information regarding options granted to, exercised by, and held at year end by, the Named Executive Officers:

Option Grants in Last Fiscal Year

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in 2000(1)
			Exercise Price Per Share(3)	Expiration Date
					5%	10%
Brent N. Cohen	1,600,000	29%	$8.375	02/03/10	-0-	-0-
	1,200,000	22%	$1.844	09/06/10	-0-	-0-
	180,000	3%	$1.5353	05/30/10	-0-	-0-
David Wachtel	300,000	6%	$2.250	04/30/10	-0-	-0-
	375,000	7%	$1.844	09/06/10	-0-	-0-
Jake Mendelsohn	300,000	6%	$2.250	04/30/10	-0-	-0-
	375,000	7%	$1.844	09/06/10	-0-	-0-
Mal Ransom	250,000	5%	$0.813	10/18/10	-0-	-0-
Karol Pollock	100,000	2%	$1.540	05/30/10	-0-	-0-
	148,500	3%	$1.844	09/16/10	-0-	-0-

(1)
Based on an aggregate of options to purchase 5,424,400 shares of common stock granted to employees of the Company pursuant to the 1998 Amended and Restated Plan during the fiscal year ending December 31, 2000, including the Named Executive Officers.
(2)
In order to comply with the rules of the Securities and Exchange Commission, the gains or "option spreads" that would exist for the respective options the Company has granted to the named executive officers are included. The Company calculates these gains based upon the closing price of our common stock on December 31, 2000 ($0.219) per share appreciating at 5% and 10% compounded annually from the date of the option grant until the termination date of the option.

  These gains do not represent the Company's estimate or projection of the future common stock price.

(3)
The exercise price was equal to the fair market value of the Company's common stock on the date of grant.

  Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

			Number of Securities Underlying Options at December 31, 2000		Value of In-the-Money Options at December 31, 2000
	Shares Acquired on Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Brent Cohen	—	—	765,667	2,214,333	-0-	-0-
David Wachtel	—	—	182,500	492,500	-0-	-0-
Jake Mendelsohn	—	—	182,500	492,500	-0-	-0-
Mal Ransom	—	—	13,889	236,111	-0-	-0-
Karol Pollock	—	—	71,544	226,956	-0-	-0-

  Employment, Severance and Change of Control Agreements

    Brent N. Cohen entered into an at-will employment agreement with the Company effective February 2000 for the position of President and Chief Executive Officer, providing for, among other things, annual base compensation of $400,000, and stock options to purchase 1,600,000 shares of Common Stock at $8 3/8 per share, which options vest as follows: 160,000 shares on the date of grant, 160,000 shares six months after the date of grant; 680,000 in equal monthly installments for the next 30 months thereafter; an additional 300,000 shares will vest 3 years after the date of grant or when the closing price of the Company's stock equals or exceeds $15.00 per share for 20 consecutive days, whichever is earlier; and the final 300,000 shares will vest 3 years after the date of grant or when the closing price of the Company's stock equals or exceeds $25.00 per share for 20 consecutive days, whichever is earlier. In addition, Mr. Cohen's agreement provides that in the event of a change in control of the Company, any unvested shares subject to the option will vest immediately. In addition, the agreement provides that in the event of termination without cause during the first 12 months of employment, the Company shall pay 12 months of base salary as severance, a pro-rata share of any bonus due, and an additional 300,000 of unvested option shares shall immediately vest beyond that number of shares that have vested, or would have vested absent termination, as of February 2, 2001. In the event of termination without cause after the first 12 months of employment, the Company shall pay base salary for the remainder of the term of employment or 12 months, whichever is greater; any bonus for the remainder of the term of employment or 12 months, whichever is greater; and any unvested options shares shall vest immediately. In addition, the agreement provides that Mr. Cohen will be appointed Chairman of the Board on the first anniversary or when the closing price of the Company's stock exceeds $25.00 for 20 consecutive trading days, whichever is earlier.

    David Wachtel entered into an at-will employment agreement with the Company effective May 1, 2000.

    Jake Mendelsohn entered into an at-will employment agreement with the Company effective May 1, 2000.

    Mal Ransom entered into an at-will employment agreement with the Company effective October 10, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth certain information regarding the beneficial ownership of the common stock of the Company as of April 23, 2001:

each stockholder who is known by us to own beneficially more than 5% of Company's common stock;

  each of our Named Executive Officers;

  each of our directors; and

  all of our directors and executive officers as a group.

    Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of Company's common stock, except to the extent authority is shared by spouses under applicable law. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Applicable percentage ownership is based on 100,000 shares of preferred stock outstanding as of April 23, 2001 and 17,937,988 shares of common stock outstanding as of April 23, 2001, together with options for that stockholder that are currently exercisable or exercisable within 60 days of April 23, 2001. In computing the number and percentage of shares beneficially owned by a person, shares of common stock subject to options currently exercisable, or exercisable within 60 days of April 23, 2001 are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person.

	Shares Beneficially Owned (Including Shares Issuable pursuant to Options Exercisable within 60 days of April 23, 2001)
Name of Beneficial Owner
	Number	Percent
Series A Convertible Preferred Stock
Pequot Private Equity Fund II, L.P.	100,000	100%
500 Nyala Farm Road Westport, CT 06880
Common Stock
Pequot Private Equity Fund II, L.P.(1)	13,794,118	48.9%
500 Nyala Farm Road Westport, CT 06880
The Kushner-Locke Company	6,108,080	34.1%
11601 Wilshire Boulevard, 21st Floor Los Angeles, California 90025
Brent N. Cohen(2)	1,600,665	8.1%
David Wachtel(4)	318,500	1.7%
Jake Mendelsohn(4)	277,500	1.5%
Karol Pollock(4)	108,011	*
Mal Ransom(5)	63,556	*
Peter Frank(4)	55,556	*
Richard R. Heitzmann(1)	13,794,118	48.9%
Lawrence J. Lenihan, Jr.(1)	13,794,118	48.9%
Peter Locke(6)	6,154,889	34.2%
Harry B. Chandler(4)	46,809	*
Alan C. Mendelson(4)	46,809	*
Thomas Patterson(4)	2,778	*
All executive officers and directors as a group (12 persons)	22,516,000	72.9%

*
Represents beneficial ownership of less than one percent of the common stock.

(1)
Consists of 3,500,000 shares of Common Stock, and 5,882,353 shares of Common Stock issuable upon conversion of Series A Convertible Preferred Stock and 4,411,765 shares of Common Stock issuable upon conversion of Series A Convertible Preferred Stock issuable upon exercise of currently outstanding warrants. Each of Messrs. Heitzmann and Lenihan are officers of an affiliate of Pequot Private Equity Fund II, L.P. and, as such, may be deemed to have beneficial ownership of such shares.

(2)
Consists of 19,000 shares of Common Stock and options to purchase 1,581,665 shares of Common Stock which are exercisable within 60 days of April 23, 2001.

(3)
Consists of 1,000 shares of Common Stock and options to purchase 317,500 shares of Common Stock which are exercisable within 60 days of April 23, 2001.

(4)
Consists solely of options to purchase Common Stock exercisable within 60 days of April 23, 2001.

(5)
Consists of 8,000 shares of Common Stock and options to purchase 55,556 shares of Common Stock which are exercisable within 60 days of April 23, 2001.

(6)
Consists of 6,108,080 shares of Common Stock held by The Kushner-Locke Company and options to purchase 46,809 held by Mr. Locke which are exercisable within 60 days of April 23, 2001.

Item 13. Certain Relationships and Related Transactions

    On September 7, 2000 the Company sold 100,000 newly-issued shares of Series A Convertible Preferred Stock to Pequot Private Equity Fund II, L.P., a Delaware limited partnership ("Pequot") for an aggregate purchase price of $10 million and issued to Pequot a warrant to purchase up to 75,000 shares of Series A Convertible Preferred Stock (the "September Warrant") pursuant to a Purchase Agreement, dated as of September 7, 2000, by and between Pequot and the Purchaser (the "September Purchase Agreement"). Pequot also agreed to purchase an additional 100,000 shares of Series A Convertible Preferred Stock of the Company if certain conditions set forth in the September Purchase Agreement, including performance criteria of the Registrant, were satisfied, for an additional purchase price of $10 million. The Series A Convertible Preferred Stock had a stated value of $100 per share and was convertible into Common Stock at $1.70 per share of Common Stock. Because The Kushner-Locke Company, then our majority stockholder, and certain other significant stockholders certified their intention to vote in favor of the transaction, we obtained a waiver from the Nasdaq Stock Market of its requirement that we obtain stockholder approval for this transaction.

    In connection with the transactions contemplated by the September Purchase Agreement, Pequot purchased from The Kushner-Locke Company, a California corporation ("Kushner-Locke"), 3.5 million shares of Common Stock of the Company held by Kushner-Locke at a purchase price of $1.20 per share (the "Kushner-Locke Purchase"). Kushner-Locke also granted to Pequot a right of first refusal with respect to the remaining shares of Common Stock of the Company held by Kushner-Locke following the Kushner-Locke Purchase.

    In connection with the transactions contemplated by the September Purchase Agreement, the Company amended its Amended and Restated 1998 Stock Incentive Plan (the "1998 Plan") to increase the number of shares of Common Stock issuable pursuant to the 1998 Plan from 5,500,650 to 12,000,650 and amended its 2000 Stock Incentive Plan (the "2000 Plan") to increase the number of shares of Common Stock issuable pursuant to the 2000 Plan from 2,000,000 to 3,000,000. In lieu of receiving cash incentive bonuses for the year 2000, certain executive officers of the Company agreed to receive options under the 1998 Plan or the 2000 Plan in an amount calculated at three shares for every dollar such executive officer otherwise would have been entitled to receive as a cash incentive bonus for the year 2000.

    On February 28, 2001, Pequot advanced to the Company the sum of $5 million in exchange for a convertible promissory note (the "February Note") which will convert into newly issued shares of Series A-1 Convertible Preferred Stock (the "Series A-1 Shares") of the Company upon the satisfaction of certain conditions, including a waiver by the Nasdaq Stock Market Inc. of its requirement that the Company seek approval of its stockholders to issue the Series A-1 Shares to Pequot. On March 30, 2001, Pequot advanced to the Company an additional $5 million in cash and forgave $150,000 in un-reimbursed legal expenses in exchange for a convertible promissory note (the "March Note") in the principal amount of $5.15 million which will convert into Series A-1 Shares upon terms identical to the February Note. Upon receipt of a waiver by the Nasdaq Stock Market Inc. of its requirement that the Company seek approval of its stockholders to issue the Series A-1 Shares to Pequot, the Company intends to issue to Pequot 100,000 Series A-1 Shares in exchange for the 100,000 shares of Series A Convertible Preferred Stock currently held by Pequot and cancellation of the September Warrant and to issue to Pequot an additional 101,500 Series A-1 Shares upon conversion of the February Note and the March Note. The Company also intends to issue to Pequot a ten year warrant to purchase up to 5,000 additional shares of Series A-1 Convertible Preferred Stock at a exercise price of $100 per share (the "New Warrant"). It is intended that the Series A-1 Shares will convert into Common Stock of the Company at the lesser of (i) 105% of the ten day average of the closing bid prices of the Company's common stock for the ten trading days prior to but not including the date on which the Series A-1 Shares are issued to Pequot and (ii) 105% of the ten day average of the closing bid prices of the Company's common stock for the ten trading days prior to but not including the date of April 15, 2001.

    Mr. Mendelson, a director of the Company, is a partner of Latham & Watkins, a law firm which provides legal services to the Company. Prior to May 2000, Mr. Mendelson was a senior partner of Cooley Godward LLP, a law firm which provided legal services to the Company since May 1999. The legal fees paid by the Company to each of Latham & Watkins and Cooley Godward LLP did not exceed 5% of either law firm's gross revenues for fiscal 2000.

    Mr. Rockefeller, a former director of the Company who resigned as a director of the Company in September 2000, was an attorney with Troop Steuber Pasich Reddick & Tobey, LLP, a law firm which provided legal services to the Company. The legal fees paid by the Company to Troop Steuber Pasich Reddick & Tobey, LLP did not exceed 5% of the law firm's gross revenues for fiscal 2000.

    The Company has entered into indemnity agreements with certain officers and directors which provide, among other things, that the Company will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he may be required to pay in actions or proceedings which he is or may be made a party be reason of his position as a director, officer or other agent of the Company, and otherwise to the full extent permitted under Delaware law and the Company's Bylaws.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US SEARCH.COM.INC (Registrant)
Dated: April 30, 2001
/s/ BRENT N. COHEN Brent N. Cohen, Chief Executive Officer and Director
Dated: April 30, 2001
/s/ PETER FRANK Peter Frank Chief Financial Officer

    In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates stated.

US SEARCH.COM INC. (Registrant)
Dated: April 30, 2001
/s/ PETER LOCKE* Peter Locke Director
Dated: April 30, 2001
/s/ LAWRENCE LENIHAN* Lawrence Lenihan Director
Dated: April 30, 2001
/s/ BRENT N. COHEN* Brent N. Cohen Chief Executive Officer and Director

Dated: April 30, 2001
/s/ ALAN C. MENDELSON* Alan C. Mendelson Director
Dated: April 30, 2001
/s/ RICHARD HEITZMANN* Richard Heitzmann Director
Dated: April 30, 2001
/s/ HARRY CHANDLER* Harry Chandler Director
*By:	/s/ PETER FRANK Peter Frank Attorney-in-Fact

QuickLinks

FORM 10-K/A
EXPLANATORY NOTE
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 13. Certain Relationships and Related Transactions