Form 10-Q
period 2001-03-31
US SEARCH CORP COM
filed 2001-05-15
CIK 1083087

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

or

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes /x/  No / /, and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    There were 17,938,244 shares of outstanding Common Stock of the registrant as of May 4, 2001.

US SEARCH.COM INC.
Form 10-Q for the quarterly period ended March 31, 2001

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

US SEARCH.COM INC

BALANCE SHEETS

	March 31, 2001	December 31, 2000
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$7,150,000	$2,831,000
Restricted cash	1,200,000	1,200,000
Accounts receivable, less allowance for doubtful accounts of $15,000 (2001) and $22,000 (2000)	13,000	41,000
Other current assets	1,338,000	1,288,000

Total current assets	9,701,000	5,360,000
Property and equipment, net	7,614,000	6,560,000
Other assets	175,000	95,000

Total assets	$17,490,000	$12,015,000

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
Accounts payable	$5,161,000	$6,342,000
Accrued liabilities	953,000	1,506,000
Notes payable, current portion	463,000	617,000
Capital lease obligations, current portion	355,000	435,000

Total current liabilities	6,932,000	8,900,000
Notes payable, net of current portion	9,856,000	21,000
Capital lease obligations, net of current portion	48,000	21,000
Other non-current liabilities	5,000	5,000

Total liabilities	16,841,000	8,947,000

Commitments and contingencies (Note 4)
Mandatorily redeemable preferred stock $.001 par value; authorized 1,000,000 shares, 350,000 shares designated Series A; 100,000 shares of Series A convertible preferred stock issued and outstanding (liquidation preference—$10,000,000 (2001 and 2000))	6,449,000	6,209,000
Stockholders' deficit:
Common stock, $.001 par value; authorized 40,000,000 shares; issued and outstanding 17,938,244 (2001 and 2000)	18,000	18,000
Additional paid-in capital	59,553,000	59,422,000
Accumulated deficit	(65,371,000)	(62,581,000)

Total stockholders' deficit	(5,800,000)	(3,141,000)

Total liabilities and stockholders' deficit	$17,490,000	$12,015,000

The accompanying notes are an integral part of these statements.

STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2001	March 31, 2000
Net revenue	$4,941,000	$7,450,000
Cost of services	1,424,000	3,173,000

Gross profit	3,517,000	4,277,000

Operating expenses:
Selling and marketing	2,593,000	7,530,000
Information technology	1,243,000	841,000
General and administrative	2,487,000	2,841,000

Total operating expenses	6,323,000	11,212,000

Loss from operations	(2,806,000)	(6,935,000)
Interest income (expense), net	16,000	227,000
Other income, net	2,000	3,000

Loss before income taxes	(2,788,000)	(6,705,000)
Provision for income taxes	2,000	—

Net loss	(2,790,000)	(6,705,000)
Accretion of discount on preferred stock	126,000	—
Accrued preferred stock dividends	113,000	—

Net loss attributable to common stockholders	$(3,029,000)	$(6,705,000)

Net loss per share attributable to common stockholders	$(0.17)	$(0.38)

Weighted-average shares outstanding used in per share calculation	17,938,244	17,525,675

The accompanying notes are an integral part of these statements.

STATEMENT OF CASH FLOWS

	Three Months Ended
	March 31, 2001	March 31, 2000
Cash flows from operating activities
Net Loss	$(2,790,000)	$(6,705,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	301,000	177,000
Provision for doubtful accounts	22,000	76,000
Stock option compensation	—	(117,000)
Loss on disposal of property and equipment		(1,000)
Change in assets and liabilities:
Accounts receivable	6,000	(107,000)
Accounts payable	(721,000)	(89,000)
Accrued liabilities	(553,000)	310,000
Prepaid and other	(130,000)	261,000

Net cash used by operating activities	(3,865,000)	(6,195,000)

Cash flows from investing activities
Purchase of property and equipment	(1,355,000)	(609,000)
Proceeds from disposal of property and equipment	—	3,000

Net cash used by investing activities	(1,355,000)	(606,000)

Cash flows from financing activities:
Repayments of third party notes payable	(408,000)	(6,000)
Proceeds from convertible notes payable	10,000,000	—
Repayments of capital lease obligations	(53,000)	(37,000)
Proceeds from stock option exercises	—	1,590,000

Net cash provided by financing activities	9,539,000	1,547,000

Net increase (decrease) in cash and cash equivalents	4,319,000	(5,254,000)
Cash at beginning of period	2,831,000	17,382,000

Cash at end of period	$7,150,000	$12,128,000

Non-cash items:
Conversion of accounts payable to notes payable	$241,000	—
Issuance of warrants in connection with convertible notes payable	250,000	—
Capital lease obligations	—	$331,000

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

    The unaudited condensed financial statements reflect, in the opinion of management, all adjustments which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of March 31, 2001, and the results of its operations for the three month periods ended March 31, 2001 and 2000. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

Net Loss Per Share

    Basic net loss per common share is computed using the weighted average number of shares of common stock outstanding and diluted net loss per common share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding. Common equivalent shares related to convertible preferred stock, convertible notes payable, stock options and warrants are excluded from the computation when their effect is antidilutive. As of March 31, 2001, stock options representing 12,667,592 shares of common stock and warrants representing 1,750,000 and 80,000 shares of common and preferred stock, respectively, 5,882,353 common shares issuable on conversion of convertible preferred stock and 5,970,588 common shares ultimately issuable on conversion of notes payable have been excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. As of March 31, 2000, there were 2,732,744 options which are excluded from the computation of diluted earnings per share because their inclusion would have been antidilutive.

3.  Notes Payable

    In February 2001 and March 2001, Pequot Private Equity Fund II, L.P. advanced the Company an aggregate of $10 million from the issuance of $10,150,000 of promissory notes that are convertible into Series A-1 Convertible Preferred Stock. On May 1, 2001, the Company received a waiver from the NASD of its shareholder approval requirement; provided that we provide 10 days notice to our stockholders. The promissory notes bear interest at a rate of seven percent (7%) per annum through August 2001 and 12% thereafter, and, if not previously converted into Series A-1 Convertible Preferred Stock, are due and payable on April 1, 2002. Subject to the Company and Pequot finalizing the agreements for the Series A-1, under the terms of the agreements the notes payable will convert into Preferred Stock Series A-1 with conversion rights to common stock at the lesser of (a) $2.00, (b) 105% of the ten day average of the closing bid price prices of the Company's common stock for the ten days prior to but not including the date on which the preferred shares are purchased and (c) if the preferred shares are not purchased on or prior to April 15, 2001, 105% of the ten day average of the closing bid prices for the ten days prior to but not including April 15, 2001. Since the preferred shares were not purchased on or prior to April 15, 2001, under the terms of the agreement, the conversion price will be no greater than $0.50 per share, in the event that the finalization of the agreements occurs prior to April 1, 2002. The Company will record a non-cash charge of $250,000 for a contingent beneficial conversion feature if the finalization of the Series A-1 agreements occurs. In the event that the finalization of the Series A-1 agreements does not occur before April 1, 2002 or if an Acceleration event occurs, as defined, the note may at the option of the holder be (a) due and payable in full on April 2, 2002 or (b) be converted into such number of shares of Series A preferred having conversion rights into common stock at $1.70 per share. To induce Pequot to advance the purchase price of the Series A-1 Convertible Preferred Stock in exchange for the promissory notes, the Company agreed to issue to Pequot a warrant to purchase up to 5,000 shares of Series A-1 Convertible Preferred Stock at an initial purchase price of $100 per share. In accordance with Accounting Principles Board Opinion No. 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", the proceeds received under the notes payable of $10,000,000 has been allocated to the warrants ($250,000) and to the notes payable ($9,750,000). The Company will record additional interest charges over the remaining life of the note payable for the discount allocated to the warrants.

4.  Commitments And Contingencies:

Strategic Alliance Commitments

    The Company has several cancelable and non-cancelable distribution and marketing agreements with various Internet companies. The terms of these agreements provide for varying levels of exclusivity and minimum and maximum fees payable based on the number of banners, buttons and text links displayed on affiliate web sites. At March 31, 2001, the minimum non-cancelable payments due under these agreements are approximately $3.6 million for the remainder of 2001, $2.9 million for 2002 and $1.8 million for 2003.

Lease Agreement

    In September 1999, the Company entered into a five-year lease for a 52,500 square foot facility located in the Marina Del Rey area of Los Angeles, California. Under the terms of the lease agreement, the Company is committed to make total rental payments of $4.0 million over the remaining term of the lease.

Supplier Agreement

    In March 2001, the Company entered into an agreement with RiskWise LLC, a provider of computer-based information, verification and fraud detection services. The terms of the agreement provide for minimum non-cancelable payments of $365,000 in the remainder of 2001, $965,000 in 2002, $1.4 million in 2003 and $290,000 in 2004.

Legal Proceedings

    On April 3, 2000 a two count tradename and service mark complaint was filed against the Company in the United States District Court for the Eastern District of Virginia, styled U.S. Search, LLC v USSearch.com Inc. Civil Action No. 00-554-A. On January 26, 2001, the motion for summary judgment was granted and the court ordered that both counts of plaintiff's complaint be dismissed with prejudice.

    On August 14, 2000 a proposed class action complaint was filed against the Company in the Superior Court of the State of California for the County of Los Angeles, Dorothy Pilkington and Alice Schwartz-Scholl on behalf of themselves, and all other similarly situated, and on behalf of the general public vs. US Search.com, Inc., Case No. BC234858. The Complaint claims damages for breach of contract, violation of Unfair Practices Act, violation of the Consumer Legal Remedies Act, fraud and negligent misrepresentation in connection with the Company's adoption services. The Company and its insurance carrier have agreed with plaintiffs' counsel to terms for a settlement of this matter that is awaiting court approval. The Company's insurance carrier has agreed to coverage of the settlement amount with the Company agreeing to contribute $50,000 pursuant to a promissory note bearing no interest and payable in one year.

    In May 2001, ChoicePoint, Inc., the successor entity to DBT Online, Inc., served us with a complaint that it filed against us in Palm Beach County, Florida alleging breach of contract, fraudulent misrepresentation, unjust enrichment, quantum meruit and breach of the implied covenant of good faith and fair dealing. ChoicePoint is seeking approximately $1.5 million and damages, interest and attorneys' fees. Although we have had only a limited amount of time to review and consider the allegations contained in the complaint, we believe that we have meritorious defenses to ChoicePoint's claims and that some of the allegations contained in the complaint are without merit and were filed maliciously and in bad faith. We intend to defend ourself vigorously in this action. We also believe that we have meritorious counter-claims against ChoicePoint and intend to prosecute vigorously those claims. Through the term of our contract with DBT, we have accrued the approximately $1.5 million amount that ChoicePoint is seeking through this lawsuit, however, even if we are ultimately successful in defending ourselves, the costs related to this litigation, including the fees and costs of our attorneys and other litigation support professionals, could be significant.

6.  Stock Options:

    During the quarter ended March 31, 2001, 4,870,000 options were granted pursuant to the 1998 Stock Incentive Plan, at an average exercise price of $0.50 and 400,000 options were granted pursuant to the 2000 Stock Incentive Plan at an average exercise price of $0.45.

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

Results of Operations

    Comparison of the Three Months Ended March 31, 2001 to the Three Months Ended March 31, 2000

    Net Revenues. Our net revenues decreased from approximately $7.5 million for the three months ended March 31, 2000 to approximately $4.9 million for the three months ended March 31, 2001, representing a 34% decrease. The decrease is primarily attributable to a decrease in the number of Internet-based transactions which occurred as a result of decreased web site visitor traffic. The decline in Web site traffic was likely a result of decreased advertising expense.

    Gross Profit.  Gross profit decreased from approximately $4.3 million for the three months ended March 31, 2000, to approximately $3.5 million for the three months ended March 31, 2001, representing a 18% decrease. Gross profit as a percentage of net revenues was approximately 71% and

57% for the three month periods ended March 31, 2001, and March 30, 2000, respectively. Cost of services decreased to approximately $1.4 million for the three months ended March 31, 2001, or 55%, from approximately $3.2 million for the three months ended March 30, 2000. Data acquisition and fulfillment costs as a percentage of revenues in 2001 decreased compared to 2000 due to the use of a lower cost data provider for certain products.

    Selling and Marketing Expenses.  Selling and marketing expenses decreased from approximately $7.5 million for the three months ended March 30, 2000 to approximately $2.6 million for the three months ended March 31, 2001. As a percentage of net revenues, selling and marketing expenses decreased to approximately 52% for the three months ended March 31, 2001, from approximately 100% for the three months ended March 30, 2000. Online advertising declined in the three months ending March 31, 2001, compared to the same period in 2000 due to the restructuring of our advertising agreements requiring lower guaranteed minimum payments.

    Information Technology Expenses.  Information technology expenses increased from approximately $841,000 for the three months ended March 31, 2000 to approximately $1.2 million for the same three month period in 2001. The increase is due to increased investment in the Company's proprietary technology. We expect to continue investing in this technology through most of 2001.

    General and Administrative Expenses.  General and administrative expenses decreased from approximately $2.8 million for the three months ended March 31, 2000 to approximately $2.5 million for the three months ended March 31, 2001. This decrease is primarily due to severance payments made to certain terminated executives in the first quarter of 2000. We expect general and administrative expenses to continue to decrease slightly through the remainder of the year.

    Interest Income(Expense) Net.  Interest income, net of interest expense, decreased to $16,000 for the three months ended March 31, 2001 compared to $227,000 for the three months ended March 31, 2000. The decline is attributable to the decline in the cash balances available for investment. We expect our interest expense to increase in the second quarter as a result of our new convertible notes and amortization of the debt discount.

Liquidity and Capital Resources

    As of March 31, 2001, cash and cash equivalents have increased to $7.2 million (excluding $1.2 million of restricted cash pledged as collateral principally in connection with our building lease) from $2.8 million at December 31, 2000.

    Cash used in operations decreased to $3.9 million for the three months ended March 31, 2001 as compared to $6.2 million for the three months ended March 31, 2000. This decrease is primarily attributable to decreased gross profits and decreased general and administrative expenses and sales and marketing expenses.

    Cash used in investing activities increased to $1.4 million for the three months ended March 31, 2001 as compared to $606,000 for the three months ended March 31, 2000. This increase is primarily attributable to increased investment in software and web development.

    Cash provided by financing activities increased to approximately $9.5 million for the three months ended March 31, 2001 as compared to $1.5 million for the three months ended March 31, 2000. In 2001, we received approximately $10.0 million of proceeds in connection with the issuance of convertible notes payable.

    Since inception we have experienced negative cash flow from operations and expect to continue to experience significant negative cash flow from operations in the foreseeable future. We have working capital of $2,769,000 as of March 31, 2001. We currently believe that our existing capital resources including the aggregate net proceeds of $10.0 million from the issuance of convertible subordinated notes in February and March 2001, and cash generated from operations will be sufficient to meet our cash requirements through at least the next 12 months. No assurance is given that we will not be required to raise additional financing prior to that time. Furthermore, there is no assurance that additional financing will be available when needed or that, if available, the financing will be on favorable terms. If the financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business and results of operations.

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

We have incurred significant net losses and we may never achieve profitability

    We incurred significant net losses of approximately $6.8 million in 1998, $26.4 million in 1999, $29.4 million in 2000 and $2.3 million in the first quarter of 2001. As of March 31, 2001, we had an accumulated deficit of approximately $65.4 million. We expect to incur additional losses and continued negative cash flow from operations for at least the next two quarters of 2001. We have achieved positive contribution in our consumer business by reducing our staff as well as data acquisition and advertising expenses related to that business. However, we may never achieve profitability.

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

  •
  anticipating and responding to the introduction of new or enhanced services by our competitors, or more generally to increased demand for our services; and

  •
  service interruption and delays or inability to access our services as a result of problems with our internal hardware, software, and/or coding, computer viruses, physical or electronic break-ins and similar disruption.

We face risk resulting from our litigation with ChoicePoint, Inc.

    In May 2001, ChoicePoint, Inc., the successor entity to DBT Online, Inc., served us with a complaint that it filed against us in Palm Beach County, Florida alleging breach of contract, fraudulent misrepresentation, unjust enrichment, quantum meruit and breach of the implied covenant of good faith and fair dealing. ChoicePoint is seeking approximately $1.5 million and damages, interest and attorneys' fees. Although we have had only a limited amount of time to review and consider the allegations contained in the complaint, we believe that we have meritorious defenses to ChoicePoint's claims and that some of the allegations contained in the complaint are without merit and were filed maliciously and in bad faith. We intend to defend ourself vigorously in this action. We also believe that we have meritorious counter-claims against ChoicePoint and intend to prosecute vigorously those claims. Through the term of our contract with DBT, we have accrued the approximately $1.5 million amount that ChoicePoint is seeking through this lawsuit, however, even if we are ultimately successful in defending ourselves, the costs related to this litigation, including the fees and costs of our attorneys and other litigation support professionals, could be significant.

We face competition from many sources

    The market in which we operate is highly competitive and highly fragmented.

    Currently, our competition falls into four categories:

  •
  free individual locator and information services, including services offered by Internet search engines, telephone companies and other third parties who publish free printed or electronic directories;

  •
  fee-based Internet search services offering comparable services, such as KnowX.com, firms offering more comprehensive data and information, and which are already serving the corporate and trust services market, such as ChoicePoint, Inc., LEXIS-NEXIS, a division of Reed Elsevier Inc., The Dun & Bradstreet Corporation, Equifax, Experian, TransUnion, Reuters Limited, Avert, Inc. and RiskWise.

  •
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

We are dependent on a limited number of third party database and other information suppliers for information used in our services

    We obtain data used in our services from a limited number of third party suppliers. Some of these suppliers offer services that may compete with ours. One of our data suppliers, RiskWise, Inc. offers trust services comparable to some of our service offerings. If our current suppliers raise their prices, or if, due to limitations or restrictions placed on a supplier by government regulations or its own contractual arrangements, or for other reasons, the information they provide becomes unavailable or unreliable, we may need to find alternative sources of information. The time it takes to identify and contract with suitable alternative data suppliers, as well as integrate these data sources into our service offerings, could cause service disruptions, increased costs and reduced quality of our services. Additionally, costs of obtaining data that may be necessary in our new service offerings, such as criminal record searches, could be significantly higher, on a per transaction basis, than our current information costs. Termination of existing agreements, or, failure after termination, to enter into new agreements with third party suppliers on terms favorable to us, could have a material adverse effect on our business, financial condition and results of operations. Additionally, failure to obtain the data and information necessary for our intended service offerings at commercially reasonable costs or at all could prevent us from offering these new services and our business, financial condition and results of operations could be materially adversely affected. We have recently changed from DBT to Confichek for most of our data needs. Confichek's cost structure is significantly more favorable and DBT had indicated its intention to renegotiate our existing agreement. ChoicePoint, Inc., which recently acquired DBT has filed a lawsuit against us, so it is possible that we would be unable to purchase data from DBT or ChoicePoint in the future.

We may incur liability based on consumer complaints

    A substantial amount of our business involves sales of services to consumers. We have received customer complaints concerning the quality of our services directly and have received inquiries from consumer agencies such as the Better Business Bureau and state attorney general consumer divisions although we have seen a decline in consumer agency complaints, most likely as a result of our quality assurance efforts during the past year. We could in the future experience similar complaints and inquiries from consumers and governmental and consumer agencies. If we are unable to resolve existing and future complaints and inquiries, we could be subject to governmental regulatory action as well as civil liability. This could in turn have a material adverse effect on our business, financial condition and results of operations.

Our business and financial performance may suffer if we are unsuccessful in expanding our service offering especially our corporate and trust services offerings.

    Our strategy includes expanding the market awareness of our existing services. We intend to offer a greater number of new services available through our Web site and to develop and promote service offerings to address the needs of corporate and professional clients. We have very limited experience in providing employment screening and trust services to corporate and professional clients. Attracting these clients will require us to hire new sales and marketing personnel and spend money to develop and promote these new services. We may fail in our efforts to provide these new services in a timely and cost-effective manner. If individual or corporate clients are unwilling to pay for the aggregation of data and information, or if the market for our services, particularly our corporate and trust services fails to develop or develops more slowly than anticipated, our business and prospects will be materially adversely affected. Implementing these measures will substantially increase our operating expenses and will place considerable strain on our existing management and operational resources. We will incur a substantial portion of these expenses before we achieve any meaningful revenues or market acceptance of new services. Our new services may not achieve a sustainable level of market acceptance or ever become profitable. If a new service is unsuccessful, our reputation and brand position may be damaged and this may make it more difficult to sell our existing services. A significant amount of our future growth depends on our ability to offer these new services. If we fail to grow our corporate and trust services, our business, financial condition and results of operation could be materially adversely affected.

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

We may need to raise additional capital that may not be available

    We believe our existing capital resources will be sufficient to meet our cash requirements through the next 12 months. However, we may need to raise additional capital and we may not be able to obtain additional financing on favorable terms, if at all. If we cannot raise necessary additional capital on acceptable terms, we may not be able to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on our business, financial condition, and results of operations. In September 2000 we sold 100,000 shares of Series A Convertible Preferred Stock to Pequot Private Equity Fund II, L.P. ("Pequot") for an aggregate purchase price of $10.0 million. In February 2001 and March 2001, we issued convertible subordinated notes to Pequot for aggregate proceeds of $10.0 million. The notes are due in April 2002 are convertible to preferred stock subject to The Nasdaq Stock Market's approval of a waiver of the stockholder vote requirement for issuance of convertible preferred stock and certain other conditions. On May 1, 2001, we received the waiver from the NASD of the shareholders approval requirement for sale of the Series A-1 Preferred Stock.

    If we raise additional capital through a debt financing, it may involve limiting, or restricting our operations or future opportunities.

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

Agreements with partners may not result in any increase in our revenues or improvement in our operations or financial conditions

    Existing arrangements with partners such as NetHot Development, BeFree, Employee Matters, and AAFES generally do not contain minimum purchase commitments or payment obligations. Similarly, new agreements with additional partners may not contain any minimum purchase commitments or payment obligations or may be limited to a pilot or test program. As a result, existing agreements and new agreements, if any, with partners may not result in any meaningful increase in our revenues, or any improvement in our operations or financial condition.

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

California's current energy crisis could disrupt our operations and increase our expenses.

    California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of a power shortage, California has on some recent occasions implemented, and may in the future continue to implement, rolling power blackouts throughout the State. If blackouts interrupt our power supply, we may be temporarily unable to operate. Future interruptions could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, as a result of the energy crisis electricity prices have increased and are likely to increase in the future. If wholesale prices continue to increase, our operating expenses will likely increase.

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

We depend on attracting qualified employees and responding to employee turnover for our success

    As of March 31, 2001, we had 154 full-time employees. Although we implemented a 22% staff reduction in November 2000, we nonetheless anticipate that the number of employees may increase significantly during the next 12 months if we are successful in expanding our existing service offerings and introducing and marketing new services to corporate and professional clients. Competition for qualified employees is intense. Our success depends upon our ability to attract and retain additional highly qualified technical, sales and marketing personnel to support growing operations. The process of locating and hiring personnel with the combination of skills and attributes required to carry out our strategy is time-consuming and costly. Further, our efforts to implement cost cutting measures through staff reductions may result in a decrease in staff morale which may result in the loss of other employees or absenteeism, and which may make the hiring of additional employees more difficult. Our success also depends on our ability to effectively train and maximize the productivity of our existing and future employees. We may also experience higher costs and possible disruption of our business as we hire and train new personnel to replace those lost in the ordinary course of our business or lost in an expansion or relocation of our facility. The loss of key personnel or the inability to attract additional qualified personnel to supplement or, if necessary, to replace existing personnel, could have a material adverse effect on our business, financial condition and results of operations.

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

    "1-800 U.S. SEARCH", our logo, "The Public Record Portal" and "Reuniting America Two People at a Time" are our registered trademarks. In addition, we have applied for registered trademark status for "US SEARCH.com" and "VeroTrust" service marks in the United States and intend to pursue registration internationally through applications. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are made available, online or otherwise. Also, policing unauthorized use of our trademark, service mark or other proprietary rights might be difficult and expensive and we may be unable to protect our brand and our trademarks from third party challenges. Our US SEARCH brand may suffer and our business and results of operations could be materially and adversely affected if we are unable to effectively protect or enforce our trademark, service marks or other proprietary rights.

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

We face risks of fraud related to fraudulent credit card information

    Like many other service providers who accept credit card information without a signature over the telephone or Internet, we have issued credits as a result of orders placed with fraudulent credit card information. We may suffer losses or damage to our reputation as a result of fraudulent use of credit card information in the future.

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

Our certificate of incorporation, bylaws and Delaware law contain provisions that could discourage a third party from acquiring us and consequently decrease the market value of our common stock

    Our certificate of incorporation grants our board of directors the authority to issue up to 1,000,000 shares of preferred stock, and to determine the price, rights, preferences, privileges and restrictions, including voting rights of these shares without any further vote or action by the stockholders. In September 2000 we sold 100,000 shares of Series A Preferred Stock to Pequot Private Equity II, L.P. Because Series A Preferred Stock was issued with voting, liquidation, dividend and other rights superior to those of the common stock, the rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of the Series A Preferred Stock and any preferred stock that may be issued in the future. In February and March 2001 we issued convertible notes payable which will convert to Series A-1 preferred stock upon the satisfaction of certain conditions. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock which could decrease the market value of our stock. Further, provisions in our certificate of incorporation and bylaws and of Delaware law could have the effect of delaying or preventing a third party from acquiring us, even if a change in control would be in the best interest of our stockholders. These provisions include the inability of stockholders to act by written consent without a meeting and procedures required for director nomination and stockholder proposal.

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

    In February 2001 and March 2001, Pequot advanced us an aggregate of $10 million in exchange for promissory notes that is convertible into Series A-1 Convertible Preferred Stock. The promissory notes bear interest at a rate of seven percent (7%) per annum through August 2001 and 12% thereafter, and, if not previously converted into Series A-1 Convertible Preferred Stock, are due and payable on April 1, 2002. To induce Pequot to advance the purchase price of the Series A-1 Convertible Preferred Stock in exchange for the promissory notes, we agreed to issue to Pequot a warrant to purchase up to 5,000 shares of Series A-1 Convertible Preferred Stock at an initial purchase price of $100 per share. Upon conversion of the promissory notes, Pequot will also exchange the Series A Convertible Preferred Stock currently held by them for additional shares of Series A-1 Convertible Preferred Stock and cancel their warrant as described above.

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

    Assuming the conversion of the promissory notes into Series A-1 Convertible Preferred Stock, and the exchange of Series A Convertible Preferred Stock into Series A-1 Convertible Preferred Stock, Pequot will be able to exercise voting control over issues presented to our stockholders for approval.

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

If the trading price per share of our common stock remains below $1.00, we may be delisted from The Nasdaq National Market

    The closing sale price of our Common Stock on May 7, 2001 was $0.64 per share. Under the rules and regulations of The Nasdaq Stock Market, Inc., to maintain listing on the Nasdaq National Market System we must maintain a trading price per share of more than $1.00. If the trading price per share of our common stock remains below $1.00, we may be delisted from the Nasdaq National Market System. On March 28, 2001 we participated in a hearing before a Nasdaq Listing Qualifications panel during which we presented our plan to meet and sustain compliance with the quantitative maintenance criteria of the Nasdaq National Market System. As of May 7, 2001, the outcome of the hearing has not yet been determined. While we are hopeful that our common stock will remain listed on the Nasdaq National Market System, because we currently do not meet certain of the quantitative maintenance criteria for the Nasdaq National Market System, there can be no assurance that our common stock will not be delisted from the Nasdaq National Market System. If we were delisted from the Nasdaq National Market System, trading in our common stock, if any, may have to be conducted in the over-the-counter market in so-called "pink sheets" or, if then available, the OTC Bulletin Board. As a result, the holders of our common stock would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock.

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

Item 3.  Quantitative and qualitative disclosures about market risk

    We considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent In Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial instruments at March 31, 2001 and our total liabilities as of March 31, 2001 consist primarily of notes payable and accounts payable which have fixed interest rates and were not subject to any significant market risk.

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

    On August 14, 2000 a proposed class action complaint was filed against the Company in the Superior Court of the State of California for the County of Los Angeles, Dorothy Pilkington and Alice Schwartz-Scholl on behalf of themselves, and all other similarly situated, and on behalf of the general public vs. US Search.com, Inc., Case No. BC234858. The Complaint claims damages for breach of contract, violation of Unfair Practices Act, violation of the Consumer Legal Remedies Act, fraud and negligent misrepresentation in connection with the Company's adoption services. The Company and its insurance carrier have agreed with plaintiffs' counsel to terms for a settlement of this matter that is awaiting court approval. The Company's insurance carrier has agreed to coverage of the settlement amount with the Company agreeing to contribute $50,000.00 pursuant to a promissory note bearing no interest and payable in one year.

    In May 2001, ChoicePoint, Inc., the successor entity to DBT Online, Inc., served us with a complaint that it filed against us in Palm Beach County, Florida alleging breach of contract, fraudulent misrepresentation, unjust enrichment, quantum meruit and breach of the implied covenant of good faith and fair dealing. ChoicePoint is seeking approximately $1.5 million and damages, interest and attorneys' fees. Although we have had only a limited amount of time to review and consider the allegations contained in the complaint, we believe that we have meritorious defenses to ChoicePoint's claims and that some of the allegations contained in the complaint are without merit and were filed maliciously and in bad faith. We intend to defend ourself vigorously in this action. We also believe that we have meritorious counter-claims against ChoicePoint and intend to prosecute vigorously those claims. Through the term of our contract with DBT, we have accrued the approximately $1.5 million amount that ChoicePoint is seeking through this lawsuit, however, even if we are ultimately successful in defending ourselves, the costs related to this litigation, including the fees and costs of our attorneys and other litigation support professionals, could be significant.

    We may from time to time become a party to various legal proceedings arising in the ordinary course of business.

Item 2.  Changes in Securities and Use of Proceeds.

    On February 28, 2001, Pequot Private Equity Fund II, L.P. advanced to the Company the sum of $5 million in exchange for a convertible promissory note (the "February Note") which will convert into newly issued shares of Series A-1 Convertible Preferred Stock (the "Series A-1 Shares") of the Company upon the satisfaction of certain conditions, including a waiver by the Nasdaq Stock Market Inc. of its requirement that the Company seek approval of its stockholders to issue the Series A-1 Shares to Pequot. On March 30, 2001, Pequot advanced to the Company an additional $5 million in cash and forgave $150,000 in un-reimbursed legal expenses in exchange for a convertible promissory note (the "March Note") in the principal amount of $5.15 million which will convert into Series A-1 Shares upon terms identical to the February Note. The February Note and the March Note were issued to Pequot in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Item 3.  Defaults upon Senior Securities

    None

Item 4.  Submission of Matters to a Vote of Security Holders.

    None

Item 5.  Other Information

    None

Item 6.  Exhibits and Reports on Form 8-K

(a)
Exhibits:

Exhibit No.	Description
4.3	First Amendment—Promissory Note
4.4	Convertible Subordinated Promissory Note
(b)
Reports on Form 8-K:

    None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US SEARCH.COM INC. (Registrant)
Date: May 15, 2001	By:	/s/ BRENT N. COHEN Brent N. Cohen President and Chief Executive Officer
	By:	/s/ PETER FRANK Peter Frank Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
3.1*	Certificate of Incorporation
3.1.1*	Certificate of Amendment of Certificate of Incorporation, dated May 12, 1999, changing corporate name to US SEARCH.com Inc.
3.1.2**	Amended Certificate of Designations of Series A Convertible Preferred Stock of US SEARCH.com Inc.
3.2*	Bylaws
4.1*	Form of Common Stock Certificate
4.3	First Amendment—Promissory Note
4.4	Convertible Subordinated Promissory Note

*
Filed with the Company's Registration Statement on Form S-1, File No. 333-76099, declared effective on June 24, 1999, incorporated herein by reference.

**
Filed as exhibit 3.1 of the Company's Report on Form 8-K filed September 15, 2000, incorporated herein by reference.

QuickLinks

US SEARCH.COM INC. Form 10-Q for the quarterly period ended March 31, 2001
INDEX
  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
US SEARCH.COM INC BALANCE SHEETS
STATEMENTS OF OPERATIONS
STATEMENT OF CASH FLOWS
US SEARCH.COM INC. NOTES TO FINANCIAL STATEMENTS (unaudited)
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. Quantitative and qualitative disclosures about market risk
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds.
  Item 3. Defaults upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS