Form 10-Q
period 2001-06-30
US SEARCH CORP COM
filed 2001-08-14
CIK 1083087

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2001
OR
/ /	Transition Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934 for the transition period from to

Commission File No. 0-26149

US SEARCH.COM INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4504143 (I.R.S. Employer Identification Number)

5401 Beethoven Street, Los Angeles, CA 90066 (Address of principal executive offices, including zip code)

(310) 302-6300
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes /x/  No / /, and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    There were 18,024,355 shares of outstanding Common Stock of the registrant as of August 3, 2001.

US SEARCH.COM INC.
Form 10-Q for the quarterly period ended June 30, 2001

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

US SEARCH.com Inc.
STATEMENTS OF OPERATIONS

	Six Months Ended		Three Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
	(unaudited)
Net revenue	$9,946,000	$13,368,000	$5,005,000	$5,918,000
Cost of services	2,477,000	6,253,000	1,053,000	3,080,000

Gross profit	7,469,000	7,115,000	3,952,000	2,838,000

Operating expenses:
Selling and marketing (including non cash charges relating to stock options of $155, 000 and $70,000 for the six and three months ended June 30, 2000, respectively)	5,246,000	15,152,000	2,654,000	7,622,000
Information technology	2,371,000	1,604,000	1,128,000	762,000
General and administrative (including non cash charges (credits) relating to stock options of $165,000 and $37,000 for the six and three months ended June 30, 2000, respectively)	4,618,000	6,419,000	2,131,000	3,582,000

Total operating expenses	12,235,000	23,175,000	5,913,000	11,966,000

Loss from operations	(4,766,000)	(16,060,000)	(1,961,000)	(9,128,000)
Interest income (expense), net (including non-cash charges of $695,000 relating to warrants and beneficial conversion feature for the six and three months ended June 30, 2001.)	(802,000)	382,000	(819,000)	155,000
Other income, net	23,000	—	22,000	—

Loss before income taxes	(5,545,000)	(15,678,000)	(2,758,000)	(8,973,000)
Provision for income taxes	2,000	1,000	—	1,000

Net loss	(5,547,000)	(15,679,000)	(2,758,000)	(8,974,000)
Deemed dividend on exchange of preferred stock	12,575,000	—	12,575,000	—
Accretion of discount on preferred stock	203,000	—	77,000	—
Accrued preferred stock dividends	200,000	—	87,000	—

Net loss attributable to common stockholders	$(18,525,000)	$(15,679,000)	$(15,497,000)	$(8,974,000)

Net loss per share attributable to common stockholder	$(1.03)	$(0.88)	$(0.86)	$(0.50)

Weighted-average shares outstanding used in per share calculation	17,945,327	17,731,875	17,952,255	17,938,076

The accompanying notes are an integral part of these statements.

US SEARCH.com Inc.

BALANCE SHEETS

	June 30, 2001	December 31, 2000
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$3,958,000	$2,831,000
Restricted cash	1,200,000	1,200,000
Accounts receivable, net	123,000	41,000
Other current assets	901,000	1,288,000

Total current assets	6,182,000	5,360,000
Property and equipment, net	7,851,000	6,560,000
Other assets	175,000	95,000

Total assets	$14,208,000	$12,015,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities:
Accounts payable	$4,059,000	$6,342,000
Accrued liabilities	1,072,000	1,506,000
Notes payable, current portion	192,000	617,000
Capital lease obligations, current portion	321,000	435,000

Total current liabilities	5,644,000	8,900,000
Notes payable, net of current portion	—	21,000
Capital lease obligations, net of current portion	11,000	21,000
Other non-current liabilities	5,000	5,000

Total liabilities	5,660,000	8,947,000

Mandatorily redeemable preferred stock Series A $0.001 par value; 0 (2001) and 100,000 (2000) shares issued and outstanding	—	6,209,000
Stockholders' equity (deficit):
Preferred stock Series A-1, $0.001 par value; authorized 650,000 shares; issued and outstanding 203,113 (2001) and 0 (2000); liquidation preference $20,311,300 (2001)	—	—
Common stock; $0.001 par value; authorized 150,000,000 shares; issued and outstanding 18,013,244 (2001) and 17,938,244 (2000)	18,000	18,000
Additional paid-in capital	76,658,000	59,422,000
Accumulated deficit	(68,128,000)	(62,581,000)

Total stockholders' equity (deficit)	8,548,000	(3,141,000)

Total liabilities and stockholders' equity (deficit)	$14,208,000	$12,015,000

The accompanying notes are an integral part of these statements.

US SEARCH.com Inc.
Statement of Cash Flows
(unaudited)

	Six months Ended June 30,
	2001	2000
Cash flows from operating activities
Net Loss	$(5,547,000)	$(15,679,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	600,000	364,000
Provision for doubtful accounts	—	28,000
Stock option compensation	—	(10,000)
Gain on disposal of property and equipment	—	147,000
Beneficial conversion feature on convertible notes payable	445,000	—
Warrant issued in connection with convertible notes payable	250,000	—
Interest on convertible notes	161,000	—
Change in assets and liabilities:
Accounts receivable	(82,000)	14,000
Accounts payable	(1,770,000)	3,006,000
Accrued liabilities	(434,000)	1,108,000
Prepaid and other	307,000	2,550,000

Net cash used by operating activities	(6,070,000)	(8,472,000)

Cash flows from investing activities
Purchase of property and equipment	(1,891,000)	(1,165,000)
Proceeds from disposal of property and equipment	—	7,000

Net cash used by investing activities	(1,891,000)	(1,158,000)

Cash flows from financing activities:
Increase restricted cash	—	(200,000)
Repayments of third party notes payable	(687,000)	(10,000)
Repayments of capital lease obligations	(124,000)	(156,000)
Proceeds from notes payable	10,000,000	—
Issuance costs of preferred stock	(138,000)	—
Proceeds from stock option exercises	37,000	1,601,000

Net cash provided by financing activities	9,088,000	1,235,000

Net Increase (decrease) in cash and cash equivalents	1,127,000	(8,395,000)
Cash at beginning of period	2,831,000	17,382,000

Cash at end of period	$3,958,000	$8,987,000

Non-cash items:
Conversion of notes payable to preferred stock	$10,000,000
Issuance of warrants in connection with convertible notes payable	250,000	—
Capital lease obligations		703,000
Conversion of accounts payable to notes payable	241,000	—

The accompanying notes are an integral part of these statements

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

2.  Summary of Significant Accounting Policies:

Basis of presentation

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

    The unaudited condensed financial statements reflect, in the opinion of management, all adjustments which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of June 30, 2001, and the results of its operations for the three and six month periods ended June 30, 2001 and 2000. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

Net Loss Per Share

    Basic net loss per common share is computed using the weighted average number of shares of common stock outstanding and diluted net loss per common share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding. Common equivalent shares related to convertible preferred stock, convertible notes payable, stock options and warrants are excluded from the computation when their effect is antidilutive. As of June 30, 2001, stock options representing 13,320,992 shares of common stock, 42,107,304 shares issuable on conversion of Series A-1 convertible preferred stock and warrants representing 1,750,000 and 5,000 shares of common and preferred stock, respectively, have been excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive stock. As of June 30, 2000, there were 4,404,607 options which are excluded from the computation of diluted earnings per share because their inclusion would have been antidilutive.

Recent Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

    In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires companies to complete a transitional goodwill impairment test six months from the date of adoption. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

Reclassifications

    Certain reclassifications have been made to the 2000 financial statements to conform with the 2001 presentation.

3.  Notes Payable:

    In February 2001 and March 2001, Pequot Private Equity Fund II, L.P. ("Pequot") advanced the Company an aggregate of $10 million from the issuance of $10,150,000 of promissory notes that are convertible into Series A-1 Convertible Preferred Stock. The promissory notes bore interest at a rate of seven percent (7%) per annum and, if not previously converted into Series A-1 Convertible Preferred Stock, were due and payable on April 1, 2002. On June 5, 2001, the promissory notes and accrued interest were converted to 103,113 shares of Series A-1 Preferred Stock with a conversion price of $0.48237 per common share (see Note 5).

    In the three-month period ended June 30, 2001, the Company recorded as additional interest expense a non-cash charge of $445,000 for a contingent beneficial conversion feature ("BCF") relating to the March 2001 note. The BCF was computed based on the difference between the effective conversion price per share and the fair value of the common stock on the commitment date of the March 30, 2001 note, multiplied by the most beneficial number of shares into which the promissory note was convertible.

    To induce Pequot to advance the purchase price of the Series A-1 Convertible Preferred Stock in the form of the promissory notes, the Company agreed to issue to Pequot a warrant to purchase up to 5,000 shares of Series A-1 Convertible Preferred Stock at an initial purchase price of $100 per share. In accordance with Accounting Principles Board Opinion No. 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", the relative fair value of the warrants of $250,000 has been recorded as additional interest expense in the three-month period ended June 30, 2001.

4.  Commitments And Contingencies:

Strategic Alliance Commitments

    The Company has several cancelable and non-cancelable distribution and marketing agreements with various Internet companies. The terms of these agreements provide for varying levels of exclusivity and minimum and maximum fees payable based on the number of banners, buttons and text links displayed on affiliate web sites. At June 30, 2001, the minimum non-cancelable payments due under these agreements are approximately $2.5 million for the remainder of 2001, $2.9 million for 2002 and $1.8 million for 2003.

Lease Agreement

    In September 1999, the Company entered into a five-year lease for a 52,500 square foot facility located in the Marina Del Rey area of Los Angeles, California. Under the terms of the lease agreement, the Company is committed to make total rental payments of $3.7 million over the remaining term of the lease.

Supplier Agreement

    In March 2001, the Company entered into a data supply agreement with a provider of computer-based information, verification and fraud detection services. The terms of the agreement provide for minimum non-cancelable payments of $285,000 in the remainder of 2001, $965,000 in 2002, $1.4 million in 2003 and $290,000 in 2004.

Legal Proceedings

    On April 3, 2000 a two count tradename and service mark complaint was filed against the Company in the United States District Court for the Eastern District of Virginia, styled U.S. Search, LLC v USSearch.com Inc. Civil Action No. 00-554-A. On January 26, 2001, the motion for summary judgment was granted and the court ordered that both counts of plaintiff's complaint be dismissed with prejudice. The Plaintiff filed an appeal to the United States Court of Appeals for the Fourth Circuit.

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

    In May 2001, ChoicePoint, Inc., the successor entity to DBT Online, Inc., served the Company with a complaint filed in Palm Beach County, Florida alleging breach of contract, fraudulent misrepresentation, unjust enrichment, quantum meruit and breach of the implied covenant of good faith and fair dealing. ChoicePoint is seeking approximately $1.5 million in damages, as well as interest and attorneys' fees. The Company removed this action to the United States District Court for the Southern District of Florida. The United States District Court for the Southern District of Florida ordered the matter to arbitration. The Company believes that it has meritorious defenses to ChoicePoint's claims and that some of the allegations contained in the complaint are without merit and were filed maliciously and in bad faith. The Company intends to defend itself vigorously in this action. The Company also believes that it has meritorious counter-claims against ChoicePoint and intends to prosecute vigorously those claims. If the Company is ultimately successful in defending itself, the costs related to this litigation, including the fees and costs of the attorneys and other litigation support professionals, could be significant.

5.  Series A-1 Convertible Preferred Stock

    On June 5, 2001 the Company issued 203,113 shares of the Company's newly issued Series A-1 Convertible Preferred Stock (the "Series A-1 Preferred") and a warrant to purchase an additional 5,000 shares of Series A-1 Preferred (the "Series A-1 Warrant"). The Series A-1 Preferred and the Series A-1 Warrant (collectively, the "Securities") were issued pursuant to a Preferred Stock Exchange and Purchase Agreement by and between the Company and Pequot (the "Agreement"). The Series A-1 Convertible Preferred Stock has a stated value of $100 per share, a par value of $0.001 per share and is convertible into common stock of the Company at $0.48237 per share of common stock.

    Pursuant to the Agreement, Pequot exchanged all of the outstanding shares of Series A Preferred Stock it purchased in September 2000, delivered to the Company for cancellation the Series A Warrant to purchase up to 75,000 additional shares of Series A Preferred Stock that was issued in connection with the September transaction, and converted two promissory notes bearing interest at an annual rate of 7% in the aggregate amount of $10.150 million (see Note 3) for 203,113 shares of Series A-1 Preferred.

    In connection with the Agreement, the Company agreed to present to its stockholders a proposal to increase the authorized common stock of the Company to allow fully the conversion of the Series A-1 Convertible Preferred Stock and the exercise of Series A-1 Warrant and stock options which may be issued pursuant to existing stock option plans of the Company. On July 25, 2001, the shareholders of the Company voted to increase the authorized number of common shares of the Company to 150,000,000.

    As a result of the exchange of the Series A Preferred Stock for the Series A-1 Preferred Stock, the Company recorded in the second quarter ended June 30, 2001, a deemed dividend on the exchange of $12.6 million, representing the excess of the fair value of the Series A-1 Preferred over the carrying value of the Series A Preferred Stock, the cancelled Series A Warrant and a portion of the beneficial conversion feature recorded in September 2000.

    The following is a summary of the principal terms of the Series A-1 Preferred:

Dividends

    From the date of original issuance of the Series A-1 Convertible Preferred Stock through September 7, 2003, the holders of such preferred stock, in preference to the holders of shares of any class or series of capital stock of the Company with respect to dividends, shall be entitled to receive, when, as and if declared by the Board of Directors of the Company, non-cumulative cash dividends at an annual rate of 6%. After September 7, 2003, the holders of Series A-1 Convertible Preferred Stock shall receive cumulative dividends at an annual rate of 6%, which dividends shall be paid quarterly in the form of additional shares of Series A-1 Preferred or cash at the Company's election. In addition, in the event any dividends are declared with respect to the common stock of the Company, the holders of Series A-1 Preferred shall be entitled to receive as additional dividends an amount equal to the amount of dividends that each such holder would have received had the Series A-1 Preferred been converted into common stock as of the date immediately prior to the record date of such dividend.

Liquidation Preference

    In the event of a liquidation, dissolution or winding up of the affairs of the Company, the holders of Series A-1 Preferred shall be entitled to receive out of the assets of the Company an amount in cash or stock at the Company's discretion equal to $100 per share of Series A-1 Preferred plus an amount equal to all declared and unpaid and any accrued and unpaid dividends through the date of the distribution before any payment is made or assets distributed to the holders of any class or series of the common stock of the Company or any other class or series of the Company's capital stock ranking junior to the Series A-1 Preferred with respect to liquidation. After the above-referenced liquidation preference is paid, the holders of the Common Stock and the Series A-1 Preferred, on an as converted basis, will participate ratably in the remaining assets available for distribution to the stockholders. The acquisition of the Company resulting in a transfer of more than 50% of the outstanding voting power of the Company or the sale of all or substantially all of the assets of the Company shall be treated as a liquidation of the Company unless the holders of a majority-in-interest of the Series A-1 Preferred shall agree not to treat such event as a liquidation; provided, that the Company may unilaterally and without action of any holder of the Series A-1 Preferred elect to pay this amount in shares of common stock of the Company.

    The Series A-1 Preferred is classified as equity in the accompanying balance sheet as the Company has the right, unilaterally and without action of the holders of the Series A-1 Preferred, to elect to pay the liquidation amount in shares of common stock in lieu of cash.

Optional Redemption

    At any time after September 7, 2005, the Company may, upon sixty (60) days written notice to the holders of the Series A-1 Preferred Stock, redeem all, but not less than all, of the then issued and outstanding shares of Series A-1 Preferred for an amount equal to $103.00 per share of Series A-1 Preferred, plus the amount of any accrued and unpaid dividends thereon.

Voting Rights

    The holders of Series A-1 Preferred shall be entitled to vote together with the holders of common stock on all matters submitted for a vote of the stockholders of the Company, including the election of directors. The holders of Series A-1 Preferred shall also have the right, voting separately as a single class, to elect up to 2 members of the Board of Directors of the Company (the "Series A-1 Directors"). If there shall occur certain material events with respect to the Company, including, among other events, the Company's failure to timely declare or pay the required dividends on the Series A-1 Preferred, or any obligation of the Company, whether as principal, guarantor, surety or other obligor for the payment of indebtedness or borrowed money in excess of $5,000,000 becoming or being declared due and payable prior to the express maturity thereof and not being paid when due or within any grace period and such default remaining uncured for 15 days, the holders of the Series A-1 Preferred shall have the right, voting as a separate class, to elect a sufficient number of additional directors of the Company such that the Series A-1 Directors constitute a majority of the Board of Directors of the Company. This right shall terminate upon the curing of the event that gave rise to it.

Preemptive Rights

    In the event that the Company proposes to issue any shares of its common stock or securities convertible into or exchangeable or exercisable for shares of Common Stock in any transaction (other than certain specified exceptions) each holder of Series A-1 Preferred shall have the right to purchase its pro rata amount of such shares (computed on an as-converted and fully diluted basis).

Conversion

    The Series A-1 Preferred is convertible at any time after the effectiveness of an increase in the authorized number of shares of common stock of the Company sufficient to allow the conversion of the Series A-1 Preferred into common stock. The conversion price per share of the Series A-1 Preferred shall be $0.48237, subject to adjustment under certain circumstances.

    The Series A-1 Preferred will automatically convert to common stock upon the earlier of (1) the daily price of common stock exceeding $3.00 for ten consecutive days during a 25 day period after September 7, 2001 and (2) a firmly written public offering of the company's common stock for gross proceeds of at least $25 million.

Special Approval Rights

    As long as Pequot and/or its affiliates, in the aggregate, hold more than 25% of the Series A-1 Preferred, the Company will not take certain actions without the consent of the Board of Directors and the consent of the Series A-1 Directors.

6.  Stock Options:

    During the quarter ended June 30, 2001, 600,000 options were granted pursuant to the 1998 Stock Incentive Plan, at an average exercise price of $0.62 and 308,500 options were granted pursuant to the 2000 Stock Incentive Plan at an average exercise price of $0.872.

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

    US SEARCH's core competency of accessing data from many disparate sources is leveraged across the three product lines that US SEARCH provides: consumer services, corporate services and internet trust services. US SEARCH is currently developing differentiating, proprietary technology that will allow the Company to more efficiently access disparate data in order to answer precise questions and to integrate results of its searches into meaningful responses that provide the information US SEARCH customers seek, whether it is to locate an individual, verify a business, screen a prospective employee or provide a risk profile that will help one entity determine whether or not to engage in a transaction with another. US SEARCH has filed a patent application pertaining to this technology.

Results of Operations

    Comparison of the Three Months Ended June 30, 2001 to the Three Months Ended June 30, 2000

    Net Revenues.  Our net revenues decreased from approximately $5.9 million for the three months ended June 30, 2000 to approximately $5 million for the three months ended June 30, 2001, representing a 15.4% decrease. The decrease is primarily attributable to a decrease in the number of Internet-based transactions which occurred as a result of decreased web site visitor traffic. The decline in Web site traffic was likely a result of decreased advertising expense.

    Gross Profit.  Gross profit increased from approximately $2.8 million for the three months ended June 30, 2000, to approximately $4.0 million for the three months ended June 30, 2001, representing a 39.3% increase. Gross profit as a percentage of net revenues was approximately 78.9% and 47.9% for the three month periods ended June 30, 2001 and 2000, respectively. Data acquisition and fulfillment costs as a percentage of revenues in 2001 decreased compared to 2000 due to the use of a lower cost data provider for certain products.

    Selling and Marketing Expenses.  Selling and marketing expenses, excluding non cash stock option charges of $70,000 for the three months ended June 30, 2000, decreased from approximately $7.6 million for the three months ended June 30, 2000 to approximately $2.7 million for the three months ended June 30, 2001. As a percentage of net revenues, selling and marketing expenses decreased to approximately 53% for the three months ended June 30, 2001, from approximately 128.8% for the three months ended June 30, 2000. Online advertising declined in the three months ending June 30, 2001, compared to the same period in 2000 due to the restructuring of our advertising agreements requiring lower guaranteed minimum payments.

    Information Technology Expenses.  Information technology expenses increased from approximately $762,000 for the three months ended June 30, 2000 to approximately $1.1 million for the same three month period in 2001. The increase is due to increased investment in the Company's proprietary technology and customer relationship management systems. We expect to continue investing in this technology through most of 2001.

    General and Administrative Expenses.  General and administrative expenses excluding non-cash stock charges of $37,000 for the three months ended June 30, 2000 decreased from approximately $3.5 million for the three months ended June 30, 2000 to approximately $2.1 million for the three months ended June 30, 2001. This decrease is due to a reduction in labor and collection expenses. We expect general and administrative expenses to continue to decrease slightly through the remainder of the year.

    Interest Income(Expense) Net.  Interest expense, net of interest income, was $819,000 for the three months ended June 30, 2001 compared to interest income of $155,000 for the three months ended June 30, 2000. This increase in interest expense is attributable to non cash charges of $250,000 associated with warrants issued with our convertible debt and $445,000 of non-cash charges associated with a beneficial conversion feature on our convertible debt. We expect to have interest income in the third quarter.

    Comparison of the Six Months Ended June 30, 2001 to the Six Months Ended June 30, 2000

    Net Revenues.  Our net revenues decreased from approximately $13.4 million for the six months ended June 30, 2000 to approximately $9.9 million for the six months ended June 30, 2001, representing a 25.6% decrease. The decrease is primarily attributable to a decrease in the number of Internet-based transactions which occurred as a result of decreased web site visitor traffic. The decline in Web site traffic was likely a result of decreased advertising expense.

    Gross Profit.  Gross profit increased from approximately $7.1 million for the six months ended June 30, 2000, to approximately $7.5 million for the six months ended June 30, 2001, representing a 5% increase. Gross profit as a percentage of net revenues was approximately 75.1% and 53.2% for the six month periods ended June 30, 2001, and June 30, 2000, respectively. Data acquisition and fulfillment costs as a percentage of revenues in 2001 decreased compared to 2000 due to the use of a lower cost data provider for certain products.

    Selling and Marketing Expenses.  Selling and marketing expenses excluding non-cash charges of $155,000 in the six months ended June 30, 2000 decreased from approximately $15 million for the six months ended June 30, 2000 to approximately $5.2 million for the six months ended June 30, 2001. As a percentage of net revenues, selling and marketing expenses decreased to approximately 52.7% for the six months ended June 30, 2001, from approximately 113.3% for the six months ended June 30, 2000. Online advertising declined in the six months ending June 30, 2001, compared to the same period in

2000 due to the restructuring of our advertising agreements requiring lower guaranteed minimum payments.

    Information Technology Expenses.  Information technology expenses increased from approximately $1.6 million for the six months ended June 30, 2000 to approximately $2.4 million for the same six month period in 2001. The increase is due to increased investment in the Company's proprietary technology and customer relationship management systems. We expect to continue investing in this technology through most of 2001.

    General and Administrative Expenses.  General and administrative expenses excluding non-cash credit associated with stock option forfeitures of $165,000 in the three month period ended June 30, 2000 decreased from approximately $6.4 million for the six months ended June 30, 2000 to approximately $4.6 million for the six months ended June 30, 2001. This decrease is primarily due to severance payments made to certain terminated executives in the first quarter of 2000 and a decrease in labor and collection expenses. We expect general and administrative expenses to continue to decrease slightly through the remainder of the year.

    Interest Income(Expense) Net.  Interest expense, net of interest income, was $802,000 for the six months ended June 30, 2001 compared to interest income of $382,000 for the six months ended June 30, 2000. This increase in interest expense is attributable to the beneficial conversion feature and warrant charges of $445,000 and $250,000, respectively associated with our convertible debt. We expect to have interest income in the third quarter.

Liquidity and Capital Resources

    As of June 30, 2001, cash and cash equivalents have increased to $4 million (excluding $1.2 million of restricted cash pledged as collateral principally in connection with our building lease) from $2.8 million at December 31, 2000.

    Cash used in operations decreased to $6.1 million for the six months ended June 30, 2001 as compared to $8.5 million for the six months ended June 30, 2000. This decrease is primarily attributable to decreased general and administrative expenses and sales and marketing expenses.

    Cash used in investing activities increased to $1.9 million for the six months ended June 30, 2001 as compared to $1.2 million for the six months ended June 30, 2000. This increase is primarily attributable to increased investment in software and web development.

    Cash provided by financing activities increased to $9.1 million for the six months ended June 30, 2001 as compared to $1.2 million for the six months ended June 30, 2000. In 2001 we received approximately $10 million of proceeds in connection with the issuance of convertible notes payable. In June 2001 we converted our convertible notes payable and accrued interest in aggregate of $10.3 million into Series A-1 preferred stock. In addition we exchanged our mandatorily redeemable preferred stock for the newly created Series A-1 preferred stock.

    Since inception we have experienced negative cash flow from operations and expect to continue to experience significant negative cash flow from operations in the foreseeable future. We currently believe that our existing capital resources including cash generated from operations will be sufficient to meet our cash requirements through at least the next 12 months. No assurance is given that we will not be required to raise additional financing prior to that time. Furthermore, there is no assurance that additional financing will be available when needed or that, if available, the financing will be on favorable terms. If the financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business and results of operations.

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

We have incurred significant net losses and we may never achieve profitability

    We incurred significant net losses of approximately $6.8 million in 1998, $26.4 million in 1999, $29.4 million in 2000 and $5.5 million in the first half of 2001. As of June 30, 2001, we had an accumulated deficit of approximately $68 million. We expect to incur additional losses and continued negative cash flow from operations for most of the next two quarters of 2001. We have achieved positive contribution in our consumer business by reducing our staff as well as data acquisition and advertising expenses related to that business. However, we may never achieve profitability.

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

    In May 2001, ChoicePoint, Inc., the successor entity to DBT Online, Inc., served us with a complaint that it filed against us in Palm Beach County, Florida alleging breach of contract, fraudulent misrepresentation, unjust enrichment, quantum meruit and breach of the implied covenant of good faith and fair dealing. ChoicePoint is seeking approximately $1.5 million in damages, as well as interest and attorneys' fees. US SEARCH removed this action to the United States District Court for the Southern District of Florida. The United States District Court for the Southern District of Florida ordered the matter to arbitration. We believe that we have meritorious defenses to ChoicePoint's claims and that some of the allegations contained in the complaint are without merit and were filed maliciously and in bad faith. We intend to defend ourself vigorously in this action. We also believe that we have meritorious counter-claims against ChoicePoint and intend to prosecute vigorously those claims. Even if we are ultimately successful in defending ourselves, the costs related to this litigation, including the fees and costs of our attorneys and other litigation support professionals, could be significant.

We face competition from many sources

    The market in which we operate is highly competitive and highly fragmented.

    Currently, our competition falls into four categories:

  •
  free individual locator and information services, including services offered by Internet search engines, telephone companies and other third parties who publish free printed or electronic directories;

  •
  fee-based Internet search services offering comparable services, such as KnowX.com, firms offering more comprehensive data and information, and which are already serving the corporate and trust services market, such as ChoicePoint, Inc., LEXIS-NEXIS, a division of Reed Elsevier Inc., The Dun & Bradstreet Corporation, Equifax, Experian, TransUnion, Reuters Limited, and Avert, Inc.;

  •
  local, regional and national private investigation firms, such as Kroll-O'Gara Company, Pinkerton, the Proudfoot Reports Division of ASI solutions, Inc., and a significant number of companies operating on either a national scale or a local or regional basis.  our primary competitors in the employment screening market include Avert, Inc., Bti Employee Screening Services, ChoicePoint Inc., Employee Relations, Inc., Hire Check, Inc. IMI Data Search Inc., Pinkerton Service Corporation, and Proudfoot Reports; and

  •
  our primary competitors in the trust services market include Equifax Secure, the e-commerce division Equifax, Inc eccelerate.com (a Division of Dun & Bradstreet), ChoiceTrust (a Division of ChoicePoint), Verisign, Inc., and RiskWise, Inc. There are no significant barriers that would prevent new companies from entering the market in which we operate. In addition, some of our current suppliers and companies with which we have advertising agreements may compete with us in the future, which may make it more difficult to advertise our services effectively on their Web sites.

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

We are dependent on a limited number of third party database and other information suppliers for information used in our services

    We obtain data used in our services from a limited number of third party suppliers. Some of these suppliers offer services that may compete with ours. One of our data suppliers, offers trust services comparable to some of our service offerings. If our current suppliers raise their prices, or if, due to limitations or restrictions placed on a supplier by government regulations or its own contractual arrangements, or for other reasons, the information they provide becomes unavailable or unreliable, we may need to find alternative sources of information. The time it takes to identify and contract with suitable alternative data suppliers, as well as integrate these data sources into our service offerings, could cause service disruptions, increased costs and reduced quality of our services. Additionally, costs of obtaining data that may be necessary in our new service offerings, such as criminal record searches, could be significantly higher, on a per transaction basis, than our current information costs. Termination of existing agreements, or, failure after termination, to enter into new agreements with third party suppliers on terms favorable to us, could have a material adverse effect on our business, financial condition and results of operations. Additionally, failure to obtain the data and information necessary for our intended service offerings at commercially reasonable costs or at all could prevent us from offering these new services and our business, financial condition and results of operations could be materially adversely affected. We have recently changed from DBT to Confichek for most of our data needs. Confichek's cost structure is significantly more favorable than DBT's. ChoicePoint, Inc., which recently acquired DBT has filed a lawsuit against us, so it is possible that we would be unable to purchase data from DBT or ChoicePoint in the future.

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

Our business and financial performance may suffer if we are unsuccessful in expanding our service offering especially our corporate and trust services offerings

    Our strategy includes expanding the market awareness of our existing services. We intend to offer a greater number of new services available through our Web site and to develop and promote service offerings to address the needs of corporate and professional clients. We have very limited experience in providing employment screening and trust services to corporate and professional clients. Attracting these clients will require us to hire new sales and marketing personnel or acquire companies already providing these services. We will also be requited to spend money to develop and promote these new services. We may fail in our efforts to provide these new services in a timely and cost-effective manner. If individual or corporate clients are unwilling to pay for the aggregation of data and information, or if the market for our services, particularly our corporate and trust services fails to develop or continues to develop more slowly than anticipated, our business and prospects will be materially adversely affected. Implementing these measures will substantially increase our operating expenses and will place considerable strain on our existing management and operational resources. We will incur a substantial portion of these expenses before we achieve any meaningful revenues or market acceptance of new services. Our new services may not achieve a sustainable level of market acceptance or ever become profitable. If a new service is unsuccessful, our reputation and brand position may be damaged and this may make it more difficult to sell our existing services. A significant amount of our future growth depends on our ability to offer these new services. If we fail to grow our corporate and trust services, our business, financial condition and results of operation could be materially adversely affected.

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

We may need to raise additional capital that may not be available

    We believe our existing capital resources will be sufficient to meet our cash requirements through the next 12 months. However, we may need to raise additional capital and we may not be able to obtain additional financing on favorable terms, if at all. If we cannot raise necessary additional capital on acceptable terms, we may not be able to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on our business, financial condition, and results of operations. In September 2000 we sold 100,000 shares of Series A Convertible Preferred Stock to Pequot Private Equity Fund II, L.P. ("Pequot") for an aggregate purchase price of $10.0 million. In February 2001 and March 2001, we issued convertible subordinated notes to Pequot for aggregate proceeds of $10.0 million. On June 5, 2001, Pequot exchanged all of the outstanding shares of Series A Preferred Stock and converted the two promissory notes for 203,113 shares of Series A-1 Preferred Stock. We have signed a term sheet to raise approximately $3 million of additional capital through a revolving line of credit facility, which may involve limiting, or restricting our operations or future opportunities.

We are dependent upon the success of the products and services offered by our partners

    In our efforts to increase the market acceptance of our services and to more effectively market our services to corporate and professional clients, we intend to continue to develop and establish relationships with key partners and enter into affiliate and co-marketing programs. Our intent is that these partners will promote our services or incorporate our services into their products and services intended for the corporate, professional and trust services markets. We have little or no ability to influence the marketing efforts of these partners and these partners may fail to dedicate adequate resources necessary to successfully develop and market products which incorporate our services. As a result, our success in the corporate, professional and trust services market is dependent in part on factors which are outside our control which include the performance of our partners and the market acceptance of our partners' products and services.

Agreements with partners may not result in any increase in our revenues or improvement in our operations or financial conditions

    Existing arrangements with partners such as NetHot Development, BeFree, Employee Matters, elance and AAFES generally do not contain minimum purchase commitments or payment obligations. Similarly, new agreements with additional partners may not contain any minimum purchase commitments or payment obligations or may be limited to a pilot or test program. As a result, existing agreements and new agreements, if any, with partners may not result in any meaningful increase in our revenues, or any improvement in our operations or financial condition.

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

California's current energy crisis could disrupt our operations and increase our expenses

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

We may be subject to federal and state laws relating to the use of personal information and privacy rights.

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

We depend on attracting qualified employees and responding to employee turnover for our success

    As of June 30, 2001, we had 152 full-time employees. Although we implemented a 22% staff reduction in November 2000, we nonetheless anticipate that the number of employees may increase significantly during the next 12 months if we are successful in expanding our existing service offerings and introducing and marketing new services to corporate and professional clients. Competition for qualified employees is intense. Our success depends upon our ability to attract and retain additional highly qualified technical, sales and marketing personnel to support growing operations. The process of locating and hiring personnel with the combination of skills and attributes required to carry out our strategy is time-consuming and costly. Further, our efforts to implement cost cutting measures through staff reductions may result in a decrease in staff morale which may result in the loss of other employees or absenteeism, and which may make the hiring of additional employees more difficult. Our success also depends on our ability to effectively train and maximize the productivity of our existing and future employees. We may also experience higher costs and possible disruption of our business as we hire and train new personnel to replace those lost in the ordinary course of our business or lost in an expansion or relocation of our facility. The loss of key personnel or the inability to attract additional qualified personnel to supplement or, if necessary, to replace existing personnel, could have a material adverse effect on our business, financial condition and results of operations.

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

We face risks related to chargebacks processed from our Merchant Bank

    Like many other service providers who accept credit card information without a signature over the telephone or Internet, we have issued credits as a result of orders placed with fraudulent credit card information. We may suffer losses or damage to our reputation as a result of fraudulent use of credit card information in the future. Moreover, because we offer services over the internet and accept credit card information without a signature, a certain percentage of our transactions are automatically charged back by the credit card companies pursuant to their policies if the customer disputes the validity of the charge. If our chargeback rate exceeds the permissible rates in our Merchant Card Agreements, we could be subject to significant fines and/or cancellation of credit card processing rights. Loss of credit card processing rights could materially adversely affect our business and results of operations.

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

We face risks associated with government regulation and legal uncertainties relating to the Internet

    We are subject to regulations applicable to businesses generally and laws or regulations specifically applicable to electronic commerce. Due to concerns arising in connection with the increasing popularity and use of the Internet, a number of new or changed laws, governmental policies and/or regulations may be adopted, or cases may be decided, with respect to the Internet or commercial online services covering issues such as property ownership, user privacy, libel, pricing, acceptable content, copyrights, trademarks and /or other intellectual property rights, distribution, taxation, access charges and other fees, and quality of products and services. Cost increases relating to this government regulation could result in these increased costs being passed along to Internet end users and could dampen the growth in use of the Internet as a communications and commercial medium, which could have a material adverse effect on our business and results of operations.

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

Our certificate of incorporation, bylaws and Delaware law contain provisions that could discourage a third party from acquiring us and consequently decrease the market value of our common stock

    Our certificate of incorporation grants our board of directors the authority to issue up to 650,000 shares of preferred stock, and to determine the price, rights, preferences, privileges and restrictions, including voting rights of these shares without any further vote or action by the stockholders. In

June 2001, we issued 203,113 shares of Series A-1 Preferred Stock to Pequot. The Series A-1 Preferred Stock was issued with voting, liquidation, dividend and cother rights superior to those of the common stock. The rights of the holders of common stock will be subject to, and maybe adversely affected by, the rights of the Series A-1 Preferred Stock and any preferred stock that may be issued in the future. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock which could decrease the market value of our stock. Further, provisions in our certificate of incorporation and bylaws and of Delaware law could have the effect of delaying or preventing a third party from acquiring us, even if a change in control would be in the best interest of our stockholders. These provisions include the inability of stockholders to act by written consent without a meeting and procedures required for director nomination and stockholder proposal.

The holder of our Series A-1 Convertible Preferred Stock may acquire voting control upon the occurrence of certain events

    Pequot Private Equity Fund II, L.P. currently beneficially holds approximately 65% of our common stock, assuming an immediate conversion of the Series A-1 Convertible Preferred Stock currently held by it, exercise in full of the warrant and an immediate conversion of the Series A-1 Convertible Preferred Stock underlying the warrant.

    We have also entered into a Stockholders Agreement with Pequot Private Equity Fund II, L.P. and The Kushner-Locke Company. The Stockholders Agreement provides, among other things, that Pequot Private Equity Fund II, L.P. and The Kushner-Locke Company will vote the shares of capital stock held by them in favor of (i) one member of the Board of Directors being nominated by Kushner-Locke, (ii) one member, if Pequot Private Equity Fund II, L.P. owns between 10 and 35% of the shares of Common Stock issued upon conversion of the Series A-1 Preferred Stock, or two members, if Pequot Private Equity Fund II, L.P. owns at least 35% of the shares of Common Stock issued upon conversion of the Series A-1 Preferred Stock, of the Board of Directors being nominated by Pequot Private Equity Fund II, L.P., (iii) our the Chief Executive Officer as a member of our Board of Directors, and (iv) three independent members of the Board of Directors, each of which shall be nominated for election by the consent of the Board Members nominated by Pequot Private Equity Fund II, L.P. and a majority of all other members of the Board of Directors other than Board Member nominated by The Kushner-Locke Company.

    Pequot will be able to exercise voting control over issues presented to our stockholders for approval. Further, by virtue of the Stockholders Agreement and the rights, preferences and privileges of the Series A-1 Convertible Preferred Stock, Pequot Private Equity Fund II, L.P. possesses certain special voting and approval rights which could prevent us from taking certain major corporate actions such as the issuance of additional securities, the payment of dividends, or the merger of us with or into another entity or sale of substantially all of our assets.

Item 3. Quantitative and qualitative disclosures about market risk

    We considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent In Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial instruments at June 30, 2001 and our total liabilities as of June 30, 2001 consist primarily of notes payable and accounts payable which have fixed interest rates and were not subject to any significant market risk.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    On April 3, 2000 a two count tradename and service mark complaint was filed against the Company in the United States District Court for the Eastern District of Virginia, styled U.S. Search, LLC v USSearch.com Inc. Civil Action No. 00-554-A. On January 26, 2001, our motion for summary judgment was granted and the court ordered that both counts of plaintiff's complaint be dismissed with prejudice. Plaintiff has appealed this matter to the U.S. Court of Appeals, Fourth Circuit.

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

    In May 2001, ChoicePoint, Inc., the successor entity to DBT Online, Inc., served us with a complaint that it filed against us in Palm Beach County, Florida alleging breach of contract, fraudulent misrepresentation, unjust enrichment, quantum meruit and breach of the implied covenant of good faith and fair dealing. ChoicePoint is seeking approximately $1.5 million in damages, as well as interest and attorneys' fees. US SEARCH removed this action to the United States District Court for the Southern District of Florida. The United States District Court for the Southern District of Florida ordered the matter to arbitration. We believe that we have meritorious defenses to ChoicePoint's claims and that some of the allegations contained in the complaint are without merit and were filed maliciously and in bad faith. We intend to defend ourself vigorously in this action. We also believe that we have meritorious counter-claims against ChoicePoint and intend to prosecute vigorously those claims. Even if we are ultimately successful in defending ourselves, the costs related to this litigation, including the fees and costs of our attorneys and other litigation support professionals, could be significant.

    We may from time to time become a party to various legal proceedings arising in the ordinary course of business.

Item 2. Changes in Securities and Use of Proceeds.

    On June 5, 2001 the Company issued to Pequot Private Equity Fund II, L.P. 203,113 shares of the Company's newly issued Series A-1 Convertible Preferred Stock (the "Series A-1 Preferred") and a warrant to purchase an additional 5,000 shares of Series A-1 Preferred (the "Series A-1 Warrant"). The Series A-1 Preferred and the Series A-1 Warrant (collectively, the "Securities") were issued pursuant to a Preferred Stock Exchange and Purchase Agreement by and between the Company and Pequot (the "Agreement"). The Series A-1 Convertible Preferred Stock has a stated value of $100 per share, a par value of $0.001 per share and is convertible into common stock of the Company at $0.48237 per share of common stock. The Securities were issued to Pequot in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.

    Pursuant to the Agreement, Pequot exchanged all of the outstanding shares of Series A Preferred Stock it purchased in September 2000, delivered to the Company for cancellation the Series A Warrant to purchase up to 75,000 additional shares of Series A Preferred Stock that was issued in connection with the September transaction, and converted two promissory notes bearing interest at an annual rate of 7% in the aggregate amount of $10.150 million (see Note 3 to the financial statements) for 203,113 shares of Series A-1 Preferred.

    In connection with the Agreement, the Company agreed to present to its stockholders a proposal to increase the authorized common stock of the Company to allow fully the conversion of the Series A-1 Convertible Preferred Stock and the exercise of Series A-1 Warrant and options which may be issued pursuant to existing options plans of the Company.  On July 25, 2001, the shareholders of the Company voted to increase the authorized number of common shares of the Company to 150,000,000.

Item 3. Defaults upon Senior Securities

    None

Item 4. Submission of Matters to a Vote of Security Holders.

    None

Item 5. Other Information

    None

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

        None

  (b)
  Reports on Form 8-K:

      During the quarter ended June 30, 2001, the Company filed two reports on Form 8-K. One report, filed on June 8, 2001 announced the completion of the Preferred Stock Purchase and Exchange Agreement. The other report, filed on June 22, 2001, was filed pursuant to a request from the NASD to disclose the pro forma impact of the Preferred Stock Purchase and Exchange Agreement on the Company's financial statements.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US SEARCH.COM INC. (Registrant)

Date: August 14, 2001	By:	/s/ BRENT N. COHEN Brent N. Cohen President and Chief Executive Officer

	By:	/s/ PETER FRANK Peter Frank Chief Financial Officer

QuickLinks

FORM 10-Q
US SEARCH.COM INC. Form 10-Q for the quarterly period ended June 30, 2001 INDEX
PART I. FINANCIAL INFORMATION Item 1. Financial Statements
US SEARCH.com Inc. STATEMENTS OF OPERATIONS
US SEARCH.com Inc. BALANCE SHEETS
US SEARCH.com Inc. Statement of Cash Flows (unaudited)
US SEARCH.COM INC. NOTES TO FINANCIAL STATEMENTS (unaudited)
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds.
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders.
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES