Form 10-Q
period 2001-09-30
US SEARCH CORP COM
filed 2001-11-14
CIK 1083087

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

OR

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission file number 0-26149

US SEARCH.COM INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4504143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5401 Beethoven Street, Los Angeles, CA 90066
(Address of principal executive offices, including zip code)

(310) 302-6300
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes /x/  No / /, and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    There were 18,029,355 shares of outstanding Common Stock of the registrant as of November 9, 2001.

US SEARCH.COM INC.

Form 10-Q for the quarterly period ended September 30, 2001

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

US SEARCH.com Inc.
STATEMENTS OF OPERATIONS

	Nine months Ended		Three Months Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
	(unaudited)
Net revenue	$14,464,00	$18,581,000	$4,517,000	$5,213,000
Cost of services	3,516,000	8,679,000	1,039,000	2,426,000

Gross profit	10,948,000	9,902,000	3,478,000	2,787,000

Operating expenses:
Selling and marketing (including non cash charges relating to stock options and warrants of $0, $1,815,000, $0, and $1,659,000, respectively)	7,703,000	22,728,000	2,456,000	7,575,000
Information technology	3,395,000	2,828,000	1,024,000	1,178,000
General and administrative(including noncash charges relating to stock options of $0, $32,000, $0 and $198,000, respectively)	7,270,000	9,262,000	2,652,000	2,890,000

Total operating expenses	18,368,000	34,818,000	6,132,000	11,643,000

Loss from operations	(7,420,000)	(24,916,000)	(2,654,000)	(8,856,000)
Interest income (expense), net (including non-cash charges of $92,000 and $787,000 relating to warrants, beneficial conversion feature and amortization of debt issuance costs for the three and nine months ended September 30, 2001, respectively.)	(897,000)	494,000	(96,000)	112,000
Other income, net	26,000		3,000

Loss before income taxes	(8,291,000)	(24,422,000)	(2,747,000)	(8,744,000)
Provision for income taxes	2,000	1,000

Net loss	(8,293,000)	(24,423,000)	(2,747,000)	(8,744,000)
Deemed dividend on exchange of preferred stock	12,575,000	1,029,000		1,029,000
Accretion of discount on preferred stock	203,000	30,000		30,000
Accrued preferred stock dividends	200,000	27,000		27,000

Net loss attributable to common stockholders	$(21,271,000)	$(25,509,000)	$(2,747,000)	$(9,830,000)

Net loss per share attributable to common stockholder	$(1.18)	$(1.43)	$(0.15)	$(0.55)

Weighted-average shares outstanding used in per share calculation	17,968,189	17,802,557	18,025,816	17,938,244

The accompanying notes are an integral part of these statements.

US SEARCH.com Inc.
BALANCE SHEETS

	September 30, 2001	December 31, 2000
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$2,595,000	$2,831,000
Restricted cash	1,200,000	1,200,000
Accounts receivable, net	118,000	41,000
Other current assets	2,295,000	1,288,000

Total current assets	6,208,000	5,360,000
Property and equipment, net	9,210,000	6,560,000
Other assets	173,000	95,000

Total assets	$15,591,000	$12,015,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities:
Accounts payable	$5,934,000	$6,342,000
Accrued liabilities	898,000	1,506,000
Bank debt, current portion	1,185,000	—
Notes payable, current portion	259,000	617,000
Capital lease obligations, current portion	281,000	435,000

Total current liabilities	8,557,000	8,900,000
Bank debt, net of current portion	233,000	—
Capital lease obligations, net of current portion	7,000	21,000
Notes payable		21,000
Other non-current liabilities	5,000	5,000

Total liabilities	8,802,000	8,947,000

Mandatorily redeemable preferred stock	—	6,209,000
Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 203,113 shares issued and outstanding as of September 30, 2001 and 0 as of December 31, 2000	—	—
Common stock; $0.001 par value; 18,029,355 shares issued and outstanding as of September 30, 2001 and 17,938,244 as of December 31, 2000	18,000	18,000
Additional paid-in capital	77,645,000	59,422,000
Accumulated deficit	(70,874,000)	(62,581,000)

Total stockholders' equity (deficit)	6,789,000	(3,141,000)

Total liabilities and stockholders' equity (deficit)	$15,591,000	$12,015,000

The accompanying notes are an integral part of these statements.

US SEARCH.com Inc.
Statement of Cash Flows
(unaudited)

	Nine months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net Loss	$(8,293,000)	$(24,423,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	965,000	613,000
Provision for doubtful accounts	—	195,000
Stock option compensation	—	(332,000)
Loss on disposal of property and equipment	—	148,000
Charge for warrants and beneficial conversion feature on convertible notes payable	695,000	2,179,000
Amortization of debt issuance costs	92,000	—
Interest on convertible notes payable	161,000	—
Change in assets and liabilities:
Accounts receivable	(77,000)	22,000
Prepaid and other assets	(77,000)	2,854,000
Accounts payable	148,000	1,549,000
Accrued liabilities	(608,000)	1,177,000

Net cash used in operating activities	(6,994,000)	(16,018,000)

Cash flows from investing activities:
Purchase of property and equipment	(3,615,000)	(2,557,000)
Proceeds from disposal of property and equipment	—	7,000

Net cash used by investing activities	(3,615,000)	(2,550,000)

Cash flows from financing activities:
Increase restricted cash	—	(200,000)
Proceeds from bank financing	1,418,000	—
Repayments of third party notes payable	(664,000)	(218,000)
Repayments of capital lease obligations	(168,000)	(222,000)
Proceeds from notes payable	10,000,000	—
Debt issuance costs	(256,000)	—
Net proceeds from convertible preferred stock	—	9,463,000
Proceeds from stock option exercises	43,000	1,601,000

Net cash provided by financing activities	10,373,000	10,424,000

Net decrease in cash and cash equivalents	(236,000)	(8,144,000)
Cash at beginning of period	2,831,000	17,382,000

Cash at end of period	$2,595,000	$9,238,000

Non-cash items:
Conversion of notes payable to convertible preferred stock	$10,000,000	—
Issuance of warrants in connection with bank financing	1,100,000	—
Issuance of warrants in connection with convertible notes payable	250,000	—
Capital lease obligations	—	703,000
Conversion of accounts payable to notes payable	285,000	970,000

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

    The unaudited condensed financial statements reflect, in the opinion of management, all adjustments which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of September 30, 2001, and the results of its operations for the three and nine month periods ended September 30, 2001 and 2000. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

Net Loss Per Share

    Basic net loss per common share is computed using the weighted average number of shares of common stock outstanding and diluted net loss per common share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding. Common equivalent shares related to convertible preferred stock, convertible notes payable, stock options and warrants are excluded from the computation when their effect is antidilutive. As of September 30, 2001, stock options representing 13,237,561 shares of common stock, 42,107,304 shares issuable on conversion of Series A-1 convertible preferred stock and warrants representing 1,750,000 and 8,750 shares of common and preferred stock, respectively, have been excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive stock. As of September 30, 2000, there were 6,690,444 options and 1,750,000 warrants which are excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

    In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires companies to complete a transitional goodwill impairment assessment. The Company does not believe that the adoption of SFAS 142 will have a significant impact on its financial statements.

Reclassifications

    Certain reclassifications have been made to the 2000 financial statements to conform with the 2001 presentation.

3.  Notes Payable:

    In February 2001 and March 2001, Pequot Private Equity Fund II, L.P. ("Pequot") advanced the Company an aggregate of $10 million from the issuance of $10,150,000 of promissory notes that were convertible into Series A-1 Convertible Preferred Stock. The promissory notes bore interest at a rate of seven percent (7%) per annum and, if not previously converted into Series A-1 Convertible Preferred Stock, were due and payable on April 1, 2002. On June 5, 2001, the promissory notes and accrued interest were converted to 103,113 shares of Series A-1 Preferred Stock with a conversion price of $0.48237 per common share (see Note 5).

    In June 2001, the Company recorded as additional interest expense a non-cash charge of $445,000 for a contingent beneficial conversion feature ("BCF") relating to the March 2001 note. The BCF was computed based on the difference between the effective conversion price per share and the fair value of the common stock on the commitment date of the March 30, 2001 note, multiplied by the most beneficial number of shares into which the promissory note was convertible.

    To induce Pequot to advance the purchase price of the Series A-1 Convertible Preferred Stock in the form of the promissory notes, the Company agreed to issue to Pequot a warrant to purchase up to 5,000 shares of Series A-1 Convertible Preferred Stock at an initial purchase price of $100 per share. In accordance with Accounting Principles Board Opinion No. 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", the relative fair value of the warrants of $250,000 was recorded as additional interest expense in June 2001.

4.  Commitments And Contingencies:

Strategic Alliance Commitments

    The Company has several cancelable and non-cancelable distribution and marketing agreements with various Internet companies. The terms of these agreements provide for varying levels of exclusivity and minimum and maximum fees payable based on the number of banners, buttons and text links displayed on affiliate web sites. At September 30, 2001, the minimum non-cancelable payments due under these agreements are approximately $1.2 million for the remainder of 2001, $3.2 million for 2002 and $1.4 million for 2003.

Lease Agreement

    In September 1999, the Company entered into a five-year lease for a 52,500 square foot facility located in the Marina Del Rey area of Los Angeles, California. Under the terms of the lease agreement, the Company is committed to make total rental payments of $3.5 million over the remaining term of the lease.

Supplier Agreement

    In October 2001, the Company entered into a data supply agreement. The terms of the agreement provide for minimum non-cancelable payments of $207,000 in the remainder of 2001, $828,000 in 2002 and $621,000 in 2003.

Legal Proceedings

    On April 3, 2000 a two count tradename and service mark complaint was filed against the Company in the United States District Court for the Eastern District of Virginia, styled U.S. Search, LLC v USSearch.com Inc. Civil Action No. 00-554-A. On January 26, 2001, the company's motion for summary judgment was granted and the court ordered that both counts of plaintiff's complaint be dismissed with prejudice. The Plaintiff filed an appeal to the United States Court of Appeals for the Fourth Circuit which is pending.

    On August 14, 2000 a proposed class action complaint was filed against the Company in the Superior Court of the State of California for the County of Los Angeles, Dorothy Pilkington and Alice Schwartz-Scholl on behalf of themselves, and all other similarly situated, and on behalf of the general public vs. US Search.com, Inc., Case No. BC234858. The Complaint claims damages for breach of contract, violation of Unfair Practices Act, violation of the Consumer Legal Remedies Act, fraud and negligent misrepresentation in connection with the Company's adoption services. The Company and its insurance carrier have agreed with plaintiffs' counsel to terms for a settlement of this matter that has been approved by the court. The Company's insurance carrier has agreed to coverage of the settlement amount with the Company agreeing to contribute $50,000 pursuant to a promissory note bearing no interest and payable in January 2002.

    In May 2001, ChoicePoint, Inc., the successor entity to DBT Online, Inc., served the Company with a complaint filed in Palm Beach County, Florida alleging breach of contract, fraudulent misrepresentation, unjust enrichment, quantum meruit and breach of the implied covenant of good faith and fair dealing. ChoicePoint sought approximately $1.5 million in damages, as well as interest and attorneys' fees. The Company removed this action to the United States District Court for the Southern District of Florida. The United States District Court for the Southern District of Florida ordered the matter to arbitration. The Company believes that it has meritorious defenses to ChoicePoint's claims and that some of the allegations contained in the complaint are without merit and were filed maliciously and in bad faith. The Company intends to defend itself vigorously in this action. The Company also believes that it has meritorious counter-claims against ChoicePoint and intends to prosecute vigorously those claims. Even if the Company is ultimately successful in defending itself, the costs related to this litigation, including the fees and costs of the attorneys and other litigation support professionals, could be significant.

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

6.  Bank Debt

    In September 2001, the company entered into a loan and security agreement with a bank for a $3.0 million credit facility. The facility consists of a revolving credit line totaling $2,000,000 with a $1,000,000 letter of credit sublimit and an equipment line totaling $1,000,000. Up to 30% of the equipment line may be used for the purchase of software. Borrowings under the revolving credit line bear interest at the prime rate plus 2.5% and are due and payable on September 11, 2002. Principal payments under the equipment line are due in equal monthly installments for hardware advances and in 18 equal installments for software advances and bear interest at the prime rate plus 2.75%. The credit facility is collateralized by all of the personal property of the company, tangible and intangible.

    The credit facility contains a number of significant financial covenants including minimum liquidity, operating performance, EBITDA variance and monthly cash burn with which the company must comply. As of September 30, 2001 the company was not in compliance with certain of these financial covenants. The Company has subsequently received a waiver from the bank.

    In connection with the Agreement, the company issued the bank a warrant to purchase 3,750 shares of the company's Series A-1 Convertible Preferred Stock with an exercise price of $100 per share. The Series A-1 Convertible Preferred Stock is convertible into 777,412 shares of the company's common stock at a price of $0.48237 per share. As a result of the issuance of the warrant, the company has recorded non-cash debt issuance costs in the amount of $1.1 million which are being amortized over the life of the loan. Debt issuance costs are included in other current assets in the accompanying balance sheet.

    In October 2001 the company issued a standby letter of credit under the facility on behalf of its landlord for $1,000,000, releasing $1,000,000 from restricted cash.

7.  Subsequent Event

    On October 10, 2001 the company signed a letter of intent to acquire Professional Resource Screening, Inc. (PRSI), a privately held background screening company. Under the terms of the agreement, the Company will pay up to $16.0 million in total consideration, of which $11.5 million is in the form of Company common stock. The agreement provides for total cash payments of $3.0 million, of which $400,000 is due on January 15, 2002, $1,080,000 in monthly installment payments due beginning 30 days after the close of the transaction, and potential payments totaling $1,520,000 based on future cashflow and profitability beginning seven months after the close of the transaction. The agreement also provides for an earnout whereby the selling shareholders of PRSI may be eligible for up to $1.5 million in additional compensation after meeting certain profitability and revenue targets. As of November 9, 2001, the Company has loaned PRSI $285,000 of which $50,000 was outstanding as of September 30, 2001. The promissory notes are unsecured, bear interest at 7% and are payable in three months of the date of disbursement.

    Up to one year after the closing of the transaction, the Company may reduce the total purchase price by the amount of any material unrecorded liabilities or any material impairment of assets listed on the closing balance sheet.

    The transaction is expected to close in January 2002 pending customary regulatory and shareholder approval and other closing conditions.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2001 to the Three Months Ended September 30, 2000

    Net Revenues.  Our net revenues decreased from approximately $5.2 million for the three months ended September 30, 2000 to approximately $4.5 million for the three months ended September 30, 2001, representing a 13.3% decrease. The elimination of non cost effective television and Internet advertising contracts beginning in the fourth quarter of 2000 contributed significantly to the decrease. Decreased website visitor traffic, especially in September 2001, also contributed to the decline in revenues for the period.

    Gross Profit.  Gross profit increased from approximately $2.8 million for the three months ended September 30, 2000, to approximately $3.5 million for the three months ended September 30, 2001, representing a 24.8% increase. Gross profit as a percentage of net revenues was approximately 76.9% and 53.5% for the three month periods ended September 30, 2001 and 2000, respectively. Data acquisition and fulfillment costs as a percentage of revenues in 2001 decreased significantly compared to 2000 due to the use of a lower cost data providers for certain products. Increased productivity also contributed significantly to the increase in gross profit.

    Selling and Marketing Expenses.  Selling and marketing expenses, excluding non cash charges of $1.7 million for the three months ended September 30, 2000, decreased from approximately $5.9 million for the three months ended September 30, 2000 to approximately $2.5 million for the three months ended September 30, 2001. In the quarter ended September 30, 2000, the Company recorded a $2.2 million non-cash charge for warrants issued to one of its Internet advertising partners in connection with the termination of a long-term commitment. As a percentage of net revenues, selling and marketing expenses including non-cash charges decreased to approximately 54% for the three months ended September 30, 2001, from approximately 113% for the three months ended September 30, 2000. Advertising costs declined in the three months ending September 30, 2001, compared to the same period in 2000 due to the restructuring of our online advertising agreements requiring lower guaranteed minimum payments and elimination of non cost effective TV advertising.

    Information Technology Expenditures.  Information technology expenditures remained relatively flat for the three month period ended September 30, 2001 as compared to the 2000 period.

    General and Administrative Expenses.  General and administrative expenses for the three months ended September 30, 2001 remained relatively flat compared to the same period in 2000. The small change is the result of a $402,000 increase in collection expenses and a $113,000 increase in depreciation expense offset primarily by substantial decreases in amounts paid for outside professionals, including legal fees.

    Interest Income (Expense) Net.  Interest expense, net of interest income, was $96,000 for the three months ended September 30, 2001 compared to interest income of $112,000 for the three months ended September 30, 2000. This increase in interest expense is primarily attributable to a non cash charge of $92,000 associated with warrants issued in conjunction with the company's credit facility from the bank.

Comparison of the Nine months Ended September 30, 2001 to the Nine months Ended September 30, 2000

    Net Revenues.  Net revenues decreased from approximately $18.6 million for the nine months ended September 30, 2000 to approximately $14.5 million for the nine months ended September 30, 2001, representing a 22.2% decrease. The elimination of non cost effective television and Internet advertising contracts beginning in the fourth quarter of 2000 contributed significantly to the decrease. Decreased website visitor traffic, especially in September 2001, also contributed to the decline in revenues for the period.

    Gross Profit.  Gross profit increased from approximately $9.9 million for the nine months ended September 30, 2000, to approximately $10.9 million for the nine months ended September 30, 2001, representing a 10.6% increase. Gross profit as a percentage of net revenues was approximately 75.7% and 53.3% for the nine month periods ended September 30, 2001, and September 30, 2000, respectively. Data acquisition and fulfillment costs as a percentage of revenues in 2001 decreased by approximately $2.5 million, or by 60%, compared to 2000 due to the use of lower cost data providers for certain products. Also contributing to the improvement in gross margin was increased productivity resulting in savings of approximately $1.9 million.

    Selling and Marketing Expenses.  Selling and marketing expenses excluding non-cash charges of $1.8 million in the nine months ended September 30, 2000 decreased from approximately $21.0 million to approximately $7.7 million for the nine months ended September 30, 2001. As a percentage of net revenues, selling and marketing expenses, excluding the non cash charges, decreased to approximately 53.3% for the nine months ended September 30, 2001, from approximately 112.6% for the nine months ended September 30, 2000. Advertising costs declined due to the restructuring of our online advertising agreements requiring lower guaranteed minimum payments and the elimination of non cost effective television advertising contracts.

    Information Technology Expenses.  Information technology expenses increased from approximately $2.8 million for the nine months ended September 30, 2000 to approximately $3.4 million for the same nine month period in 2001. The increase is due to increased investment in the Company's proprietary technology and customer relationship management systems. We expect to continue investing in this technology through the remainder of 2001.

    General and Administrative Expenses.  General and administrative expenses decreased 21.5% from approximately $9.3 million for the nine months ended September 30, 2000 to approximately $7.3 million for the nine months ended September 30, 2001. This decrease is primarily due to severance payments made to certain terminated executives in the first quarter of 2000 and significant decreases in payroll and payroll related expenses as well as amounts paid to outside consultants. These decreases were partially offset by a $350,000 increase in depreciation expense and $127,000 in legal fees.

    Interest Income (Expense) Net.  Interest expense, net of interest income, was $897,000 for the nine months ended September 30, 2001 compared to net interest income of $494,000 for the nine months ended September 30, 2000. Included in 2001 interest expense are non cash charges totaling $695,000 related to warrants and the beneficial conversion feature associated with the company's convertible debt and $92,000 related to warrants issued in conjunction with the Company's credit facility with the bank.

Liquidity and Capital Resources

    As of September 30, 2001, cash and cash equivalents have decreased to $2.6 million (excluding $1.2 million of restricted cash pledged as collateral principally in connection with our building lease) from $2.8 million at December 31, 2000.

    Cash used in operations totaled $7.0 million for the nine months ended September 30, 2001, resulting from reduced revenues and operating expenses incurred for the development of other business lines.

    Cash used in investing activities totaled $3.6 million for the nine months ended September 30, 2001. This is primarily attributable to the continued investment in software and web development.

    Cash provided by financing activities totaled $10.4 million for the nine months ended September 30, 2001. In 2001 the company received approximately $10 million of proceeds in connection with the issuance of convertible notes payable. In June 2001 those notes and accrued interest in the aggregate amount of $10.3 million were converted into Series A-1 preferred stock. In addition the mandatorily redeemable preferred stock was exchanged for the newly created Series A-1 preferred stock.

    In September 2001, the company entered into a loan and security agreement with a bank for a $3.0 million credit facility of which $1.4 million is currently outstanding. The facility consists of a revolving credit line totaling $2.0 million with a $1.0 million letter of credit sublimit and an equipment line totaling $1.0 million. Up to 30% of the equipment line may be used for the purchase of software. Borrowings under the revolving credit line bear interest at the prime rate plus 2.5% and are due and payable on September 11, 2002. Principal payments under the equipment line are due in equal monthly installments for hardware advances and in 18 equal installments for software advances bearing interest at the prime rate plus 2.75%. The credit facility is collateralized by all of the personal property of the company, tangible and intangible.

    The credit facility contains a number of significant financial covenants including minimum liquidity, operating performance, EBITDA variance and monthly cash burn with which the company must comply. As of September 30, 2001 the company was not in compliance with certain of these financial covenants. The Company has subsequently received a waiver from the bank.

    In connection with the loan and security Agreement, the Company issued the bank a warrant to purchase 3,750 shares of the company's Series A-1 Convertible Preferred Stock with an exercise price of $100 per share. The Series A-1 Convertible Preferred Stock issuable on exercise of the warrant is convertible into 777,412 shares of the company's common stock at a price of $0.48237 per share. As a result of the issuance of the warrant, the company recorded debt issuance costs in the amount of $1.1 million which are being amortized over the life of the loan.

    In October 2001 the company issued a standby letter of credit under the facility on behalf of its landlord for $1,000,000, making available cash in that amount for unrestricted use.

    Since inception the company has experienced negative cash flow from operations and expects to continue to experience significant negative cash flow from operations in the foreseeable future. The company's existing capital resources including cash generated from operations may not be sufficient to meet its cash requirements through the next 12 months. Management is currently in the process of obtaining additional financing which it believes will be completed in the next 60 days. No assurance, however, can be given that the company will be able to raise the additional financing. If the financing is not available when required or is not available on acceptable terms, the company may be unable to develop or enhance our services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business and results of operations.

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

We have incurred significant net losses and we may never achieve profitability

    We incurred significant net losses of approximately $6.8 million in 1998, $26.4 million in 1999, $29.4 million in 2000 and $8.3 million in the first nine months of 2001. As of September 30, 2001, we had an accumulated deficit of approximately $71 million. We expect to incur additional losses and continued negative cash flow from operations for the fourth quarter of 2001. We have achieved positive contribution in our consumer business by reducing our staff as well as data acquisition and advertising expenses related to that business. However, we may never achieve profitability.

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

  •
  service interruption and delays or inability to access our services as a result of problems with our internal hardware, software, and/or coding, computer viruses, physical or electronic break-ins and similar disruption, and

  •
  Decline in Internet traffic to white pages directories and other positions where we advertise online due to world news events and other factors.

We face risk resulting from our litigation with ChoicePoint, Inc.

    In May 2001, ChoicePoint, Inc., the successor entity to DBT Online, Inc., served us with a complaint that it filed against us in Palm Beach County, Florida alleging breach of contract, fraudulent misrepresentation, unjust enrichment, quantum meruit and breach of the implied covenant of good faith and fair dealing. ChoicePoint sought approximately $1.5 million in damages, as well as interest and attorneys' fees. US SEARCH removed this action to the United States District Court for the Southern District of Florida. The United States District Court for the Southern District of Florida ordered the matter to arbitration. We believe that we have meritorious defenses to ChoicePoint's claims and that some of the allegations contained in the complaint are without merit and were filed maliciously and in bad faith. We intend to defend ourself vigorously in this action. We also believe that we have meritorious counter-claims against ChoicePoint and intend to prosecute vigorously those claims. Even if we are ultimately successful in defending ourselves, the costs related to this litigation, including the fees and costs of our attorneys and other litigation support professionals, could be significant.

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

  •
  local, regional and national private investigation firms, such as Kroll-O'Gara Company, Pinkerton, the Proudfoot Reports Division of ASI Solutions, Inc., and a significant number of companies operating on either a national scale or a local or regional basis. Our primary competitors in the employment screening market include Avert, Inc., Bti Employee Screening Services, ChoicePoint Inc., Employee Relations, Inc., Hire Check, Inc,. IMI Data Search Inc., Pinkerton Service Corporation, and Proudfoot Reports; and

  •
  our primary competitors in the trust services market include Equifax Secure, the e-commerce division of Equifax, Inc., eccelerate.com (a Division of Dun & Bradstreet), ChoiceTrust (a Division of ChoicePoint), Verisign, Inc., and RiskWise, Inc. There are no significant barriers that would prevent new companies from entering the market in which we operate. In addition, some of our current suppliers and companies with which we have advertising agreements may compete with us in the future, which may make it more difficult to advertise our services effectively on their Web sites.

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

Our business and financial performance may suffer if we are unsuccessful in expanding our service offering especially our corporate and trust services offerings

    Our strategy includes expanding the market awareness of our existing services. We intend to offer a greater number of new services available through our Web site and to develop and promote service offerings to address the needs of corporate and professional clients. We have very limited experience in providing employment screening and trust services to corporate and professional clients. Attracting these clients will require us to hire new sales and marketing personnel or acquire companies already providing these services. We will also be required to spend money to develop and promote these new services. We may fail in our efforts to provide these new services in a timely and cost-effective manner. If individual or corporate clients are unwilling to pay for the aggregation of data and information, or if the market for our services, particularly our corporate and trust services fails to develop or continues to develop more slowly than anticipated, our business and prospects will be materially adversely affected. Implementing these measures will substantially increase our operating expenses and will place considerable strain on our existing management and operational resources. We will incur a substantial portion of these expenses before we achieve any meaningful revenues or market acceptance of new services. Our new services may not achieve a sustainable level of market acceptance or ever become profitable. If a new service is unsuccessful, our reputation and brand position may be damaged and this may make it more difficult to sell our existing services. A significant amount of our future growth depends on our ability to offer these new services. If we fail to grow our corporate and trust services, our business, financial condition and results of operation could be materially adversely affected.

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

We may need to raise additional capital that may not be available

    The company's existing capital resources including cash generated from operations may not be sufficient to meet its cash requirements through the next 12 months. Management is currently in the process of obtaining additional financing which it believes will be completed in the next 60 days. No assurance, however, can be given that the company will be able to raise the additional financing. If the financing is not available when required or is not available on acceptable terms, the company may be unable to develop or enhance our services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business and results of operations.

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

We may be unable to prevent third parties from developing Web sites and acquiring domain names similar to ours

    We have registered several domain names, including 1800USSEARCH.com, ussearch.com and verotrust.com. As domain name extensions are added, we may be unable to acquire all of the extensions for US Search and/or Verotrust. We know of at least one competitor that has a corporate name and domain name similar to ours. We believe that these similarities may cause confusion on the part of potential clients, and this confusion may harm our business, financial condition, and results of operations. We have sent several cease-and-desist letters to this competitor and have engaged in settlement discussions. If these discussions do not result in resolution, we may be required to file lawsuits to protect our interests. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other property rights.

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

We face risks related to chargebacks processed from our Merchant Bank

    Like many other service providers who accept credit card information without a signature over the telephone or Internet, we have issued credits as a result of orders placed with fraudulent credit card information. We may suffer losses or damage to our reputation as a result of fraudulent use of credit card information in the future. Moreover, because we offer services over the internet and accept credit card information without a signature, a certain percentage of our transactions are automatically charged back by the credit card companies pursuant to their policies if the customer disputes the validity of the charge. Our chargeback rate has exceeded the permissible rates in our Merchant Card Agreements, and we have been subject to significant fines.. Loss of credit card processing rights could materially adversely affect our business and results of operations. In addition, pursuant to the terms of our bank credit facility, we agreed to reduce our chargeback rate to bring it within the permissible rates in our merchant card agreements.

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

  Our certificate of incorporation, bylaws and Delaware law contain provisions that could discourage a third party from acquiring us and consequently decrease the market value of our common stock

    Our certificate of incorporation grants our board of directors the authority to issue up to 650,000 shares of preferred stock, and to determine the price, rights, preferences, privileges and restrictions, including voting rights of these shares without any further vote or action by the stockholders. In June 2001, we issued 203,113 shares of Series A-1 Preferred Stock to Pequot. The Series A-1 Preferred Stock was issued with voting, liquidation, dividend and other rights superior to those of the common stock. The rights of the holders of common stock will be subject to, and maybe adversely affected by, the rights of the Series A-1 Preferred Stock and any preferred stock that may be issued in the future. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock which could decrease the market value of our stock. Further, provisions in our certificate of incorporation and bylaws and of Delaware law could have the effect of delaying or preventing a third party from acquiring us, even if a change in control would be in the best interest of our stockholders. These provisions include the inability of stockholders to act by written consent without a meeting and procedures required for director nomination and stockholder proposal.

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

Item 3.  Quantitative and qualitative disclosures about market risk

    We considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent In Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial instruments at September 30, 2001 and our total liabilities as of September 30, 2001 consist primarily of notes payable and accounts payable which have fixed interest rates and were not subject to any significant market risk.

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

    On August 14, 2000 a proposed class action complaint was filed against the Company in the Superior Court of the State of California for the County of Los Angeles, Dorothy Pilkington and Alice Schwartz-Scholl on behalf of themselves, and all other similarly situated, and on behalf of the general public vs. US Search.com, Inc., Case No. BC234858. The Complaint claims damages for breach of contract, violation of Unfair Practices Act, violation of the Consumer Legal Remedies Act, fraud and negligent misrepresentation in connection with the Company's adoption services. The Company and its insurance carrier have agreed with plaintiffs' counsel to terms for a settlement that has been approved by the court. The Company's insurance carrier has agreed to coverage of the settlement amount with the Company agreeing to contribute $50,000 pursuant to a promissory note bearing no interest and payable in one year.

    In May 2001, ChoicePoint, Inc., the successor entity to DBT Online, Inc., served us with a complaint that it filed against us in Palm Beach County, Florida alleging breach of contract, fraudulent misrepresentation, unjust enrichment, quantum meruit and breach of the implied covenant of good faith and fair dealing. ChoicePoint sought approximately $1.5 million in damages, as well as interest and attorneys' fees. US SEARCH removed this action to the United States District Court for the Southern District of Florida. The United States District Court for the Southern District of Florida ordered the matter to arbitration. We believe that we have meritorious defenses to ChoicePoint's claims and that some of the allegations contained in the complaint are without merit and were filed maliciously and in bad faith. We intend to defend ourself vigorously in this action. We also believe that we have meritorious counter-claims against ChoicePoint and intend to prosecute vigorously those claims. Even if we are ultimately successful in defending ourselves, the costs related to this litigation, including the fees and costs of our attorneys and other litigation support professionals, could be significant.

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

Item 3.  Defaults upon Senior Securities

    None

Item 4.  Submission of Matters to a Vote of Security Holders.

    The Company held its annual stockholders' meeting on July 25, 2001. The following matters were voted on at the meeting:

  1.
  To approve an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of common stock from 40,000,000 to 150,000,000
For	Against	Abstain	No-Vote
51,987,184	163,615
  2.
  Election of Directors
Votes Cast
52,149,779
Name of Director Elected	For	Against or Withheld
Thomas W. Patterson	52,146,969	2,810
Votes Cast
42,069,857	(Preferred Only)
Name of Preferred Director Elected	For	Against or Withheld
Richard R. Heitzmann	42,069,857	0
Name of Each Other Director whose Term of Office as Director continued After the Meeting
Peter Locke Donald Kushner Alan Mendelson Brent Cohen Harry B. Chandler Lawrence J. Lenihan, Jr.
  3.
  Approval of the Amendment to the Amended and Restated 1998 Stock Incentive Plan
For	Against	Abstain	No-Vote
58,985,774	164,025	1,000	0
  4.
  Approval of the 1999 Non-Employee Directors Stock Option Plan
For	Against	Abstain	No-Vote
51,983,314	164,165	3,320	0

  5.
  Ratification of PricewaterhouseCoopers LLP as the Company's Independent Accountants for the Fiscal Year Ending December 31, 2001
For	Against	Abstain	No-Vote
52,142,649	4,850	3,300	0

Item 5.  Other Information

    None

Item 6.  Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

  4.5
  US Search.com Inc Loan and Security Agreement

  (b)
  Reports on Form 8-K:

      None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US SEARCH.COM INC. (Registrant)
Date: November 14, 2001	By:	/s/ BRENT N. COHEN Brent N. Cohen President and Chief Executive Officer
	By:	/s/ PETER FRANK Peter Frank Chief Financial Officer

QuickLinks

US SEARCH.COM INC. Form 10-Q for the quarterly period ended September 30, 2001 INDEX
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds.
  Item 3. Defaults upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K