Form 10-K
period 2001-12-31
US SEARCH CORP COM
filed 2002-04-01
CIK 1083087

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

Commission File No. 0-26149

US SEARCH.COM INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4504143 (I.R.S. Employer Identification Number)
5401 Beethoven Street, Los Angeles, CA (Address of principal executive offices)	90066 (Zip Code)
(310) 302-6300 Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value based on the closing price of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $9,269,513 as of March 28, 2002.

        There were 26,834,910 shares of outstanding Common Stock of the Registrant as of March 28, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A not later than 120 days after the end of the Registrant's fiscal year (December 31, 2001) are incorporated by reference in Part III Items 10, 11, 12 and 13 and Part IV of this Form 10-K.

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

Overview

        We are an individual locator, trust and risk management services company, which uses its proprietary software platform and Web-based systems to supply consumer and enterprise clients with services such as individual location, identity verification, criminal record checks, employment and education verifications, professional reference checks, credit and motor vehicle record checks, and drug screening. We have extended during 2001 our employment screening and background check product lines to provide enterprise-class screening and verification tools to Global 2000 companies. Our services can be accessed through our Web sites, www.ussearch.com for consumers, www.ussearch.com/business for small and medium enterprises, or www.prsinet.com for enterprises. We were founded in 1994 and incorporated in Delaware in 1999.

        We have developed our US SEARCH DARWIN™ patent-pending technology, which automates the data management supply chain by accessing, assimilating, and compiling data from disparate sources. The current applications of the technology focus on our individual locator and profile services. We plan to expand the technology's application to our employment screening services in fiscal year 2002. By automating the fulfillment process for employment screening, we believe we will be able to deliver a superior quality product more quickly and more efficiently.

        On December 28, 2001, US SEARCH completed an acquisition of Professional Resource Screening, Inc. ("PRSI"), an employment screening company with over 200 clients including AT&T Wireless, The AIG Life Companies, Bell South, Charles Schwab and DHL Worldwide Express. The acquisition of PRSI brings us customer traction in insurance, financial services and technology markets.

Industry Background

Growth in the Security, Certification and Verification Services Sector

        We believe that background screening and certification services industries will grow due to an increased awareness of security issues. We expect that companies will perform more comprehensive background checks on their employees. We provide a range of employment screening and background check services, including criminal record checks, employment and education verifications, professional reference checks, credit and motor vehicle record checks, drug screening, and pre-employment verification services.

        We believe that security and risk mitigation have become important issues for businesses, government and other organizations. We believe that employers will require better information about the backgrounds of their prospective and current employees to conform, in certain industries, to new regulations and guidelines, to obtain insurance coverage, to reduce the risk of legal liability for negligent hiring and to manage risk. Information technology has provided individual employees with greater potential access to corporate assets. In addition, Web-enabled business models have created a high degree of interdependency, making it possible for businesses to transact with a larger number of suppliers, service providers, customers and business partners, about whom they may have limited knowledge.

        While services and technologies have developed to provide remote access to information sources, we believe that existing solutions either provide only limited information or employ limited amounts of automation. For example, credit reporting services make available only limited types of information for specific purposes, such as verifying individual credit records. More comprehensive search and background checks are available through private investigation firms, but they draw on limited datasets, require significant human intervention, do not generate instantaneous results, and are costly. The employment screening industry has historically been fragmented and regional in nature, with over 100 providers in the U.S., most with sales of less than $20 million annually. We believe that small- and medium-sized businesses have not generally used pre-employment screening services due to prohibitive costs. As these services become more common, we believe that there will be a need for a solution that generates fast results and is highly accurate and scalable. According to the U.S. Bureau of National Affairs, the average monthly employee turnover rate for 2000 was approximately 1.4% of the U.S. workforce. Many Global 2000 companies must fill thousands of positions a year, screening multiple candidates for each open position.

Growth of the Internet and Electronic Commerce

        We believe that one of the inhibitors to the continued growth of electronic commerce is the fear of fraud. Fear of fraud, whether the outright fraud of not receiving payment or promised goods, or misrepresentations regarding quality and/or delivery time, is a major obstacle to transacting online. According to Forrester Research, the year over year growth for Internet trust services will increase by 234% from 2001 to 2002.

        We believe that the fragmented nature of information data sources, the mobile nature of our society and the growth of the Internet and electronic commerce has created an opportunity for companies that are capable of integrating content through the Internet in an intelligible format to assist individuals and businesses in making informed decisions. Using the Internet, information can be gathered and delivered without the need for time consuming and expensive investigations by the client.

US SEARCH Services

        We offer a variety of products and services to provide accurate and timely, background information. Our services are highly automated—our clients online can conduct many of our services instantly. We also offer assisted searches and screening services, both online and through our toll free telephone numbers. We constantly evaluate our data sources and other information sources to ensure we make available timely, accurate and comprehensive data and background information to our clients.

  •
  Enterprise services.  Through our recently acquired subsidiary, Professional Resource Screening, Inc., we provide, businesses, government agencies and other employers with a variety of employment screening, individual and business background check and risk mitigation products and services via an online, Web-based system that enables instant ordering and prompt delivery of results. Customers can customize the search and decision parameters online using a "drag-and-drop" browser interface. Our employment screening products include Social Security Number Trace, Federal and State Felony and Misdemeanor Record Searches, Employment and Education Verification, and Credit History. We also provide character reference checks and drug screening via third party providers. We also offer a Management Services program that provides customers with an outsourced solution to background investigations, which includes analysis of developed investigation data, management of Fair Credit Reporting Act ("FCRA") communications, legal compliance, and direct applicant contact.

  •
  Small and medium enterprise services.  We provide small and medium enterprises with a variety of services including individual locator, individual and business background checks and employment screening. Our small and medium enterprise clients may use our services to find missing beneficiaries, debtors, alumni, witnesses, shareholders and pension plan participants, perform due diligence on individuals and businesses prior to entering into a business or financial relationship, research identity fraud, verify property ownership or screen employees prior to making a hiring decision. We have recently launched our new small and medium enterprise Web site which can be found at www.ussearch.com/business.

  •
  Consumer services.  We provide consumer clients with a single, comprehensive access point to a broad range of information to assist them in locating friends and relatives or learn more information about people in their lives. Our clients can obtain addresses, aliases, listed phone numbers, property ownership, court records, judgments, professional license verification, corporate affiliations and date of death information. Searches are performed by electronically accessing multiple, geographically dispersed public record databases. We aggregate this information, then format and present the search results to make them easy to read and understand.

US SEARCH Strategy

        Our objective is to become the leading provider of Internet-based employment screening, background information and risk mitigation services to businesses, governments and individuals. We believe that risk mitigation and trust services will be the next business process to be automated through technology, in a similar manner to how payroll processing and applicant tracking were automated in the past. We make it possible to not merely screen employees before they are hired, but to perform periodic checks on an automated basis. We believe our DARWIN™ technology will be able to provide authentication, fraud detection and risk scoring for vendors, business partners, customers, and consultants. We plan to develop security and risk mitigation services to support interdependent, Web-enabled business models in which companies deal with thousands of different suppliers and customers. To accomplish these objectives, we intend to:

  •
  Expand the number of Global 2000 customers using our technology. Following the acquisition of Professional Resource Screening, Inc. (PRSI) in December of 2001, we have over 200 customers for whom we are providing employment screening. During 2002, we will focus on converting existing customers from regional or divisional accounts to national accounts, expanding the scope of services we provide our customers and winning new customers in industry verticals where we see a need for background screening, including transportation, retail, insurance, financial services, healthcare, telecommunications, and technology.

  •
  Complete the integration of PRSI to our back-end automated fulfillment platform. Because our DARWIN™ technology makes it possible to introduce automation into portions of the fulfillment of background searches, we expect to improve productivity and increase operating efficiency as we complete the integration of PRSI's operations. In addition, we believe we will be able to significantly increase the range of services offered to PRSI's existing customer base.

  •
  Establish strategic partnerships with leading IT consultants, systems integrators, HR information systems vendors and HR outsourcing companies. We intend to develop relationships with leading consulting companies, systems integrators and HR outsourcing companies that will enable us to provide our services to their existing client base. We also intend to develop partnerships with leading HRIS and ERP vendors to integrate our Web-enabled software with their systems and make automated screening and background checks available as a value-added feature of their systems.

  •
  Offer Web-based employment screening services to small and medium-sized businesses. We believe that historically, background screening has not been widely used by small and medium-sized businesses due to cost constraints and the effort required to establish and service these accounts. We believe that we have demonstrated that we can provide individual locator and non-employment related background searches to consumers using the Internet on a cost-effective basis. We intend to use our technology to provide fully automated enterprise services to this market segment.

  •
  Grow our consumer business. We intend to deepen and strengthen our channel partnerships and continue to introduce new products and services to expand our market position in the consumer business.

  •
  Pursue additional acquisitions. We intend to pursue selective acquisitions that increase our market penetration and expand our geographic and sector reach. We believe that we can significantly improve the quality, timeliness and reduce the cost of services by converting acquired businesses to our systems and business processes. However, we intend to acquire businesses that advance our strategic objectives, can be converted to our technology platform in a reasonable amount of time, and that are available at attractive terms.

Marketing and Brand Awareness

        We market our services through a direct sales force, strategic partnerships and Internet advertising featuring our brand. Given the attention being paid to security issues following the terrorist attacks on September 11, 2001, we intend to develop channel relationships with leading management consultants, systems integrators, HR information systems providers and HR outsourcing companies to make our DARWIN™ technology and services available as a component of their offerings.

        We intend to continue to strengthen our brand through Internet advertising programs plus limited, television advertising, infomercial advertising, direct mail campaigns, and public relations programs. In order to further expand our corporate and professional business, we plan to target an increasing portion of our marketing and advertising programs and related expenditures toward business and professional clients rather than consumers.

        Marketing to Corporate and Professional Clients.    We have established a direct enterprise sales force and a team of research specialists to promote and increase the marketing of our services to prospective professional and corporate clients and to address the specific needs of each corporate and professional client. We are targeting certain industries, such as transportation, retail, healthcare, financial services, and insurance markets for our employment screening services.

        Internet Advertising.    We believe that marketing agreements with Internet search engines and popular Web sites have increased our brand recognition and attracted clients. We generate visitors to our Web site from our various forms of Internet advertising, such as banners, buttons, text links and integrated order forms. We maintain marketing agreements with leading Internet search engines and popular Web sites, and have placement on major Web sites such as AOL.com, MSN.com, InfoSpace.com, Netscape.com, Lycos.com, Whitepages.com, Overture.com, Google, and Yahoo.com. We

believe that these sites reach a growing base of Internet users that engage in both enterprise and consumer transactions.

        We plan to continue to use Internet advertising to acquire clients. During 2001, we continued to renegotiate some of these relationships to move to a commission-based or revenue share model, rather than the traditional "cost per impressions" payment model. In addition, we intend to develop lower-cost supplemental client acquisition programs including our affiliate marketing program that works with a wide variety of smaller Web sites, commissioning these affiliates on revenue share basis. We also intend to develop strategic marketing relationships with other companies based upon traffic patterns, customer profiles and related services, to increase our revenue from the Internet, primarily on a revenue share performance basis.

Competition

        The data and information service industry is highly competitive and fragmented. Our primary competitors for enterprise services include LEXIS-NEXIS, a division of Reed Elsevier Inc., The Dun & Bradstreet Corporation, Reuters Limited, Avert, Inc., and ChoicePoint, Inc. Currently, our primary competitors in the area of individual locator searches include major Internet search engines, telephone companies and other third parties, who publish free printed or electronic directories, private investigation firms and KnowX.com. We do not presently consider major Internet search directories or Web sites as competitors. In fact, we view them as lead generators through their search directories and other services, and we presently benefit from strategic advertising arrangements with several of the major Internet search engines and Web sites.

Technology and Infrastructure

        During 2001, we began developing and implemented the initial phase of our DARWIN™ proprietary software platform, which uses advanced Web services technology to access, assimilate, compile, distribute and present data from disparate public and private databases. We have filed a patent application on this technology.

        We are a member of the HR-XML consortium and support the Staffing Exchange Protocol ("SEP") developed by that organization. Our XML-based messaging framework enables seamless exchange of data with client-partner systems. Our eCommerce, Customer Relationship Management ("CRM") and proprietary technology developments will utilize the industry standard J2EE technology platform to enhance the interoperability of our software systems, provide improved scaling capability and provide further efficiencies in the software development group by standardizing on a single development platform.

        We also implemented campaign marketing and automated e-mail response systems from Kana Communications. The campaign marketing system provides enhanced capabilities to deliver targeted, personalized electronic direct marketing campaigns to customers.

Patents and Trademarks

        We have filed a patent application on our DARWIN™ technology. The United States Patent and Trademark Office has informed us that the projected publication date is September 26, 2002. We are the owner of registered trademarks for "1-800-USSEARCH", "The Public Record Portal," our logo, and "Reuniting America Two People at a Time" and have applied for registered trademark status for "US SEARCH.com","FraudIdentity", "TrustIdentity" and "VeroTrust." We have also registered several domain names, including 1800USSEARCH.com, ussearch.com and verotrust.com.

Employees

        As of December 31, 2001, USSEARCH had 117 full-time and 2 part-time employees. On December 28, 2001 we added 90 PRSI employees. We believe that our relations with our employees are good. None of our employees are represented by a union or are a party to any collective bargaining agreement.

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

We have incurred significant net losses and we may never achieve profitability

        We incurred significant net losses of approximately $26.4 million in 1999, $29.4 million in 2000 and $11.9 million in 2001. As of December 31, 2001, we had an accumulated deficit of approximately $74.5 million. If our revenue does not grow as expected or capital and operating expenditures exceed our plans, our business, operating results and financial condition will be materially adversely affected. We cannot be certain if or when we will be profitable or if or when we will generate positive operating cash flow.

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

  •
  service interruption and delays or inability to access our services as a result of problems with our internal hardware, software, and/or coding, computer viruses, physical or electronic break-ins and similar disruption; and

  •
  a decline in Internet traffic to white page directories and other positions where we advertise online.

Our acquisition of Professional Resource Screening, Inc., and future acquisitions, could have a material adverse effect on our business, results of operations or financial condition.

        In December 2001, we acquired Professional Resource Screening, Inc. The acquisition will present numerous challenges to us, including the integration of the operations and personnel of Professional Resource Screening. We will also be subject to special risks such as possible unanticipated liabilities and costs, diversion of management attention and loss of personnel. In addition, we may not achieve the revenue levels, increased earnings, profitability, efficiencies or synergies that we believe justified the acquisition. In addition, we may, from time to time, pursue other acquisitions of businesses that complement or expand our existing business including those that could be material in size and scope. There can be no assurance that the anticipated economic, operational and other benefits of any future acquisition will be achieved. In addition, acquisitions may involve the expenditure of significant funds and involve a number of risks, including diversion of management attention, unanticipated problems, liabilities or contingencies and risks of entering markets in which we have limited or no direct expertise. We cannot assure you that Professional Resource Screening or any businesses we acquire in the future will generate sufficient revenue to offset the associated costs or other adverse effects or that we will be able to successfully integrate or manage Professional Resource Screening. The occurrence of some or all of these events could have a material adverse effect on our business, results of operations or financial condition.

We face risk resulting from our litigation with ChoicePoint, Inc.

        In May 2001, ChoicePoint, Inc., the successor entity to DBT Online, Inc., served us with a complaint that it filed against us in Palm Beach County, Florida alleging breach of contract, fraudulent misrepresentation, unjust enrichment, quantum meruit and breach of the implied covenant of good faith and fair dealing. ChoicePoint sought approximately $1.5 million in damages, as well as interest and attorneys' fees. We removed this action to the United States District Court for the Southern District of Florida. The United States District Court for the Southern District of Florida ordered the matter to arbitration. We believe that we have meritorious defenses to all of ChoicePoint's claims and that some of the allegations contained in the complaint are without merit and were filed maliciously and in bad faith. We intend to defend our claims vigorously. We also believe that we have meritorious counter- claims against ChoicePoint. The costs related to this litigation regardless of the outcome, including the fees and costs of our attorneys and other litigation support professionals, could be significant. While the outcome of this matter is difficult to predict, management believes that the loss, if any, will not materially exceed the amount the Company has accrued in the financial statements as of December 31, 2001.

We face competition from many sources. We may be unable to successfully compete with other companies in our industry.

        The market in which we operate is highly competitive and highly fragmented. Currently, our competition falls into three categories:

  •
  free individual locator and information services, including services offered by Internet search engines, telephone companies and other third parties who publish free printed or electronic directories such as Yahoo, Inc. and Infospace, Inc.;

  •
  fee-based Internet search services offering comparable services, such as KnowX.com, and firms offering more comprehensive data and information and which are already serving the enterprise market, such as ChoicePoint, Inc., LEXIS-NEXIS, a division of Reed Elsevier Inc., The Dun & Bradstreet Corporation, Equifax, Experian, Trans Union, Reuters Limited, and Avert, Inc.; and

  •
  local, regional and national private investigation firms, such as Kroll Inc., and a significant number of companies operating on either a national scale or a local or regional basis.

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

We are dependent on a limited number of third party database and other information suppliers. If we are unable to manage successfully our relationships with these suppliers, the quality and availability of our services may be harmed.

        We do not independently maintain most of the databases from which we gather information. We obtain the data used in our services from a limited number of third party suppliers. If our current suppliers raise their prices, or are no longer able, due to government regulations or contractual arrangements, or are unwilling to provide us with certain data, we may need to find alternative sources of information. If we are unable to identify and contract with suitable alternative data suppliers and integrate these data sources into our service offerings, we could experience service disruptions, increased costs and reduced quality of our services. Additionally, if one or more of our suppliers terminates our existing agreements, we cannot assure you that we will be able to obtain new agreements with third party suppliers on terms favorable to us, if at all. If one or more of these events were to occur, our business, financial condition and results of operations could be materially adversely affected by increased costs, reduced revenue and lower profit margins.

We may incur liability based on consumer complaints

        A substantial amount of our business involves sales of services to consumers. We have received customer complaints concerning the quality of our services directly and have received inquiries from consumer agencies such as the Better Business Bureau and state attorney general consumer divisions. We could in the future experience similar complaints and inquiries from consumers and governmental and consumer agencies. If we are unable to resolve existing and future complaints and inquiries, we could be subject to governmental regulatory action as well as civil liability which may have a material adverse effect on our business, financial condition and results of operations.

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

We may need to raise additional capital that may not be available

        Our existing capital resources, including cash generated from operations, may not be sufficient to meet our cash requirements, and we may require additional equity or debt financing to meet our working capital requirements. This financing may not be available when required or may not be available on terms acceptable to us, and, if unavailable, we may be unable to develop or enhance our services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business and results of operations.

We have substantial fixed costs which may not be offset by our revenues.

        A substantial portion of our operating expenses are related to management personnel, administrative support and our advertising agreements. Many of these agreements have non-cancelable fixed terms and minimum payment obligations. As a result, a substantial portion of our expenses in any given period are fixed costs. If we are unable to generate sufficient revenues to offset our operating costs or if we are unable to lower our advertising costs to respond to lower than expected revenues, our results of operations would be materially adversely affected.

We depend on our marketing agreements with Internet companies.

        An important element of our current consumer business strategy is to maintain relationships with a number of Internet search engines and popular Web sites for advertising and to direct and attract traffic to our Web site. These advertising agreements constitute a significant portion of our operating expenses. If the costs associated with these advertising agreements increases, we may not be able to maintain our existing marketing relationships or enter into future marketing relationships other Internet companies. Any termination of existing agreements or failure to enter into new agreements with Internet companies on terms favorable to us could have a material adverse effect on our business, financial condition and results of operations.

Our access to key Internet advertising depends on marketing agreements between other Internet companies that are beyond our control

        Advertising arrangements with one Internet company may provide us access to another company's Web site. For example, our arrangement with InfoSpace provides us with advertising within the white page directories of the AOL and MSN Web sites, independent of any agreements with AOL or MSN. Our advertising on these Web sites depends on the continued relationship InfoSpace has with companies such as AOL and MSN. If this relationship is terminated for any reason and if we are either unable to enter into an agreement with these companies or unable to enter into an agreement with another company that has an agreement providing access to AOL and/or MSN, our advertising will no longer appear on their Web sites. This could significantly reduce our advertising reach and, consequently, lower the number of potential clients visiting our Web site, which could in turn materially adversely affect our business, financial condition and results of operations.

Service interruptions may have a negative impact on our revenues and may damage our reputation and decrease our ability to attract clients

        We depend on the satisfactory performance, reliability and availability of our Web site and telecommunications infrastructure to attract clients and generate sales. We cannot assure you that we will be able to protect our operations from a system outage or data loss by events beyond our control. Events that could cause system interruptions include:

  •
  fire;

  •
  earthquake;

  •
  terrorist attacks;

  •
  natural disasters;

  •
  computer viruses;

  •
  unauthorized entry;

  •
  telecommunications failure; and

  •
  power loss and California rolling blackouts.

        We have experienced unanticipated system interruptions in the past and, although we have upgraded our infrastructure, these interruptions may occur again in the future. Substantially all of our computer and communications hardware is currently located at facilities in California, which is an area susceptible to earthquakes. We do not carry business interruption insurance sufficient to compensate fully for all losses, and in some cases, any losses from any or all these types of events. The occurrence of any of these events may have a material adverse effect on our business, financial condition and results of operations.

We may be subject to federal and state laws relating to the use of personal information and privacy rights

        In connection with services we provide, particularly employment screening, we may be considered a "consumer reporting agency" as such term is used in the Fair Credit Reporting Act ("FCRA") and, therefore, we are required to comply with the various consumer credit disclosure requirements of the FCRA. Noncompliance with the FCRA can result in enforcement by the Federal Trade Commission ("FTC") and state attorney generals. Willful or negligent noncompliance could result in civil liability to the subject of reports. Also, the Americans with Disabilities Act of 1990 ("ADA") and the Equal Employment Opportunity Commission ("EEOC") require pre-employment inquiry and confidentiality restrictions designed to prevent discrimination against individuals with disabilities in the hiring process. Although our business is not directly regulated by the ADA or the EEOC, the use by our clients of information sold to them is regulated, both as to the type of information and the timing of its use.

        Similarly, there are a number of states that have laws similar to or more restrictive than the FCRA, the ADA or the EEOC regulations. Further, many state laws limit the type of information that can be made available to the public. In addition, some state laws may require us to be licensed in order to conduct employment screening. Clients in these states can access our Web site, which may subject us to the laws of those states. We may be subject to the laws of states in which we have no contacts other than residents of the state ordering services through our Web site and our delivery of reports to persons within the state.

        Many privacy and consumer advocates and federal regulators have become increasingly concerned with the use of personal information, particularly consumer credit reports. For example, where permitted by law, we search the "credit header" information contained in various consumer credit reporting agencies' databases to find, among other items, current and previous addresses, social security numbers used by an individual, or possible other names. We also search these databases to determine if a customer's social security number is being used by another person. Attempts have been made and can be expected to continue to be made by various federal regulators and organized groups to adopt new or additional federal and state legislation to regulate the use of personal information. For example, in July 2001 the FTC's regulation with respect to privacy of consumer financial information pursuant to Title V of the Gramm-Leach-Bliley Act was implemented, which will affect accessibility to certain credit header data.

We depend on our key management personnel for our future success

        Our success depends to a significant degree upon the continued contributions of our executive management team and its ability to effectively manage the anticipated growth of our operations and personnel. The loss of any member of our management team and the inability to hire additional senior management, if necessary, could have a material adverse effect on our business and results of operations. In addition, increased costs of new personnel, including members of executive management, could have a material adverse effect on our business and operating results.

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

Our success depends on our ability to protect and enforce our trademarks and other proprietary rights

        We rely on a combination of patent, trademark, service mark, copyright and trade secret laws, restrictions on disclosure and transferring title and other methods to protect our proprietary rights. We also generally enter into confidentiality agreements with our employees, business partners and/or others to protect our proprietary rights. It may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently.

        Our registered trademarks include: "1-800 U.S. SEARCH", our logo, "The Public Record Portal", and "Reuniting America Two People at a Time". In addition, we have applied for a patent on our DARWIN™ technology and for registered trademark status for "US SEARCH.com", TrustIdentity", "FraudIdentity", and "VeroTrust" service marks in the United States and intend to pursue registration internationally through applications. Effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are made available, online or otherwise. Also, policing unauthorized use of our patent, trademark, service mark or other proprietary rights might be difficult and expensive and we may be unable to protect our brand, patents, and trademarks from third party challenges. Our brand may suffer and our business and results of operations could be materially and adversely affected if we are unable to effectively protect or enforce our patent, trademark, service marks or other proprietary rights.

We may be unable to prevent third parties from developing Web sites and acquiring domain names similar to ours

        We have registered several domain names, including 1800USSEARCH.com, ussearch.com and verotrust.com and prsinet.com. Competitors may obtain a corporate name and domain name similar to ours which may cause confusion on the part of potential clients. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights and we may be required to file law suits to protect our interests. This would be costly and time consuming and our business could suffer.

We face significant security risks related to our electronic transmission of confidential information

        We rely on encryption and other technologies to provide system security to effect secure transmission of confidential information, such as credit card numbers. We license these technologies from third parties. We cannot assure you that our use of applications designed for data security, or that of our third-party contractors will effectively counter evolving security risks. A security or privacy breach could:

  •
  expose us to additional liability;

  •
  increase our expenses relating to resolution of these breaches; and

  •
  deter customers from using our services.

        Any inability to protect the security and privacy of our electronic transactions could have a material adverse effect on our profitability.

We face risks related to chargebacks processed from our merchant bank

        Like many other service providers who accept credit card information without a signature over the telephone or Internet, we have issued credits as a result of orders placed with fraudulent credit card information. We may suffer losses or damage to our reputation as a result of fraudulent use of credit card information in the future. Moreover, because we offer services over the Internet and accept credit card information without a signature, a certain percentage of our transactions are automatically charged back by the credit card companies pursuant to their policies if the customer disputes the validity of the charge. Our chargeback rate has exceeded the permissible rates in our Merchant Card Agreements, and we have been subject to significant fines. Loss of credit card processing rights could materially adversely affect our business and results of operations. In addition, pursuant to the terms of our bank credit facility, we agreed to reduce our chargeback rate to bring it within the permissible rates in our merchant card agreements.

We could face liability based on the nature of our services and the content of the materials that we provide which may not be covered by insurance

        We may face potential liability from individuals, government agencies or businesses for defamation, invasion of privacy, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials that appear on our Web site or in our search reports. We also face potential liability to clients and/or the subjects of individual search reports prepared by us for inaccurate information or misuse of the information. Although we carry a limited amount of general liability insurance, our insurance may not cover claims of these types or may not be adequate to indemnify us for all liability that may be imposed. In addition, this insurance may not remain available to us on acceptable terms. Additionally, we do not currently maintain liability insurance to cover claims by clients or the subjects of reports. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of our insurance coverage, could have a material adverse effect on our reputation and our business and results of operations.

Our stock price could be adversely affected by shares becoming available for sale as a result of registration rights agreements we have entered into with some of our stockholders

        Our current stockholders hold a substantial number of shares, which they will be able to sell in the public market immediately or in the near future. A large number of our shares will be registered for sale pursuant to a registration statement. Further, Pequot Private Equity Fund II, L.P. holds shares of our Series A-1 Convertible Preferred Stock which, as of March 1, 2002, were convertible into 42,107,303 shares of our Common Stock and a warrant to purchase additional shares of our Series A-1 Convertible Preferred Stock which, if exercised in full, would be convertible into 1,036,549 shares of our Common Stock as of March 1, 2002. The Kushner-Locke Company held, as of March 1, 2002, 6,108,080 shares of our Common Stock. We have entered into a Registration Rights Agreement with Pequot and Kushner-Locke, pursuant to which Pequot and Kushner-Locke each has the right to require us to register the resale of these shares of Common Stock. In addition the former shareholders of PRSI hold 8,800,000 shares of our common stock, which was partial consideration for the acquisition of PRSI. If our shareholders approve the issuance of 8% Convertible Promissory Notes ("8% Notes") and the issuance of shares of Common Stock underlying the 8% Notes, that were sold on December 20, 2001, January 18, 2002 and March 15, 2002, the 8% Notes are convertible in total into 17,551,464 shares of Common Stock. In connection with the 8% Notes warrants to purchase 5,267,279 shares of our Common Stock were issued. Sales of a substantial number of shares of our common stock, or the perception that these sales could occur, could cause our common stock price to fall and could impair our ability to raise capital through the sale of additional equity securities. In addition, we have entered into registration rights agreements with other investors that entitle these investors to have their shares registered for sale in the public market. The exercise of these rights could affect the market price of our common stock.

Our stock price may be volatile, and you may lose all or part of your investment

        The market price of our common stock could be subject to significant fluctuations as a result of numerous factors, many of which are beyond our control. Among the factors that could affect our stock price are:

  •
  quarterly variations in our operating results;

  •
  changes in revenue or earnings estimates or publication of research reports by analysts;

  •
  speculation in the press or investment community about our business;

  •
  fluctuations in stock market prices and volumes, particularly any similar companies;

  •
  changes in market valuations of similar companies;

  •
  strategic actions by us or our competitors such as acquisitions or restructurings;

  •
  regulatory developments;

  •
  additions or departures of key personnel;

  •
  general market conditions, including the effect of market conditions on our customers and suppliers; and

  •
  domestic and international economic factors unrelated to our performance.

        The stock markets in general, and the markets for technology stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. We have experienced previous fluctuations in our common stock in the past and the price of our stock remains volatile. If the trading price of our common stock falls below $1.00 per share, it may be delisted from the Nasdaq National Market. If our common stock is delisted from the Nasdaq National Market, you may be unable to dispose of your shares.

Our certificate of incorporation, bylaws and Delaware law contain provisions that could discourage a third party from acquiring us and consequently decrease the market value of our common stock

        Our certificate of incorporation grants our board of directors the authority to issue up to 650,000 shares of preferred stock, and to determine the price, rights, preferences, privileges and restrictions, including voting rights of these shares without any further vote or action by the stockholders. In June 2001, we issued 203,113 shares of Series A-1 Convertible Preferred Stock to Pequot Private Equity Fund II, L.P. The Series A-1 Convertible Preferred Stock was issued with voting, liquidation, dividend and other rights superior to those of the common stock. The rights of the holders of common stock will be subject to, and maybe adversely affected by, the rights of the Series A-1 Convertible Preferred Stock and any preferred stock that may be issued in the future. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock which could decrease the market value of our stock. Further, provisions in our certificate of incorporation and bylaws and Delaware law could have the effect of delaying or preventing a third party from acquiring us, even if a change in control would be in the best interest of our stockholders. These provisions include the inability of stockholders to act by written consent without a meeting and procedures required for director nomination and stockholder proposal. The holder of our Series A-1 Convertible Preferred Stock may acquire voting control upon the occurrence of certain events.

        Pequot Private Equity Fund II, L.P. currently beneficially holds approximately 63% of our common stock, assuming an immediate conversion of the Series A-1 Convertible Preferred Stock currently held by it, exercise in full of the warrant and an immediate conversion of the Series A-1 Convertible Preferred Stock underlying the warrant.

        We have also entered into a Stockholders Agreement with Pequot Private Equity Fund II, L.P. and The Kushner-Locke Company. The Stockholders Agreement provides, among other things, that Pequot Private Equity Fund II, L.P. and The Kushner-Locke Company will vote the shares of capital stock held by them in favor of (i) one member of the Board of Directors being nominated by Kushner- Locke, (ii) one member, if Pequot Private Equity Fund II, L.P. owns between 10-35% of the shares of common stock issued upon conversion of the Series A-1 Convertible Preferred Stock, or two members, if Pequot Private Equity Fund II, L.P. owns at least 35% of the shares of common stock issued upon conversion of the Series A-1 Convertible Preferred Stock, of the Board of Directors being nominated by Pequot Private Equity Fund II, L.P., (iii) our Chief Executive Officer as a member of our Board of Directors, and (iv) three independent members of the Board of Directors, each of which shall be nominated for election by the consent of the Board Members nominated by Pequot Private Equity Fund II, L.P. and a majority of all other members of the Board of Directors other than Board Member nominated by The Kushner-Locke Company.

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

Our directors, executive officers and existing stockholders and their affiliates will continue to have substantial control over our company, and their interests may differ from and conflict with yours

        Our executive officers, directors and principal stockholders beneficially own, in total, 89% of our outstanding common stock. As a result, these stockholders may have interests that are different from and may conflict with yours, and will be able to influence matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control of our company or otherwise cause us to take action that may not be in the best interests of all stockholders, either of which in turn could reduce the market price per share of our common stock or prevent you from receiving a premium in such transaction. This concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.

Your ownership interest may be materially diluted upon exercise of options and warrants

        As of December 31, 2001, we had granted options and warrants to purchase an aggregate of approximately 22,143,916 shares of common stock at exercise prices ranging from $0.01 per share to $11.13 per share. To the extent that the stock options are exercised, material dilution of the ownership interest of our stockholders will occur. We also expect that in the ordinary course of our business we will issue additional warrants and grant additional stock options including, but not limited to, options granted pursuant to our stock option plans.

MANAGEMENT

        The executive officers and key employees of US SEARCH and their ages as of March 29, 2002, are as follows:

Name	Age	Position
Brent N. Cohen	43	President, Chief Executive Officer & Director
Cindy Solovei	39	Vice President, Finance and Acting Chief Financial Officer
Karol L. K. Pollock	49	Vice President—General Counsel
H. Jake Mendelsohn	45	Chief Information Officer
Irwin R. Pearlstein	60	President, Professional Resource Screening, Inc.
Robert Schwartz	41	Executive Vice President and President of Consumer and Small Business Group
Richard Heitzmann	30	Senior Vice President—Business Development
David Wachtel	42	Chief Technology Officer

Brent N. Cohen
President and Chief Executive Officer

        Mr. Cohen has served as president and chief executive officer of US SEARCH since February 2000. From July 1987 through October 1998, Mr. Cohen held senior management positions with Packard Bell NEC (formerly Packard Bell Electronics), including Chief Operating Officer, Chief Financial Officer and President—Consumer and International. Subsequently, Mr. Cohen served on the board of advisors and directors of several companies from October 1998 through January 2000. From January 1980 through December 1982 and from January 1985 through June 1987 Mr. Cohen held various management positions in both the management consulting and auditing practice of Arthur Young & Company (now Ernst & Young). Mr. Cohen holds a Bachelor of Commerce degree, a Graduate Diploma in Accounting and an MBA from the University of Cape Town in South Africa. He is also a chartered accountant.

Cindy Solovei
Vice President, Finance and Acting Chief Financial Officer

        Ms. Solovei has been with US SEARCH since September 2001. Ms. Solovei has over 15 years of financial management experience in companies ranging from high-tech start ups and entertainment to consumer products and retail. From 1996 to 2001, Ms. Solovei was with Applica Incorporated, a NYSE global manufacturing and distribution company. As Treasurer, Ms. Solovei assisted in the negotiation and implementation of Applica's acquisition of the Black & Decker Household Product's Group and was instrumental in managing and reducing the company's cost of capital. From 1994 - 1995, Ms. Solovei was President of a start-up technology company with a proprietary telecommunications product. From 1993 - 1994, Ms. Solovei was Assistant Corporate Controller for Telemundo Networks in New York. From 1984 - 1993, Ms. Solovei worked for Deloitte & Touche as a Senior Manager specializing in auditing emerging growth and mid-size companies. Ms. Solovei graduated from the Georgia Institute of Technology with a BS in Industrial Management and from the University of Miami with a Masters in Business Administration.

Karol Pollock
General Counsel and Corporate Secretary

        Ms. Pollock, General Counsel and Corporate Secretary heads legal affairs and compliance efforts for US SEARCH. From September 1996 to October 1999, Ms. Pollock was Regional Counsel with

NASD Regulation, Inc. From March 1993 to July 1996, Ms. Pollock was General Counsel and Assistant Director of the New Mexico Securities Division. From September 1990 to September 1992, Ms. Pollock was senior staff attorney with the Securities and Exchange Commission. In addition, Ms. Pollock has been a litigation attorney with Brobeck, Phleger & Harrison. Ms Pollock holds a J.D. degree from Loyola University School of Law in Los Angeles and a B.A. from the University of Illinois.

H. Jake Mendelsohn
Chief Information Officer

        Mr. Mendelsohn has more than 15 years of experience directing and implementing information technology operations for various retail, manufacturing and distribution companies. Before joining US SEARCH, Mr. Mendelsohn was the CIO for PETsMART, a retailer of pet food and supplies in the United States and Canada. In that capacity, he directed the information technology operations, including implementation of enterprise resource planning and point of sales systems. In 1999, Mr. Mendelsohn was honored by RETAILTECH Magazine as one of the "Top 10 CIOs" of the year. From 1986 to 1996, as a principal with Windsor Park Group, a management consulting practice in Los Angeles, Mr. Mendelsohn defined and implemented information technology strategies for clients. He also directed his clients' overall business plans, including evaluating and integrating acquired companies. Mr. Mendelsohn has also held financial management positions in the South African offices of IBM and Arthur Andersen. He graduated from the University of Cape Town with a bachelor of commerce degree and a graduate degree in accounting.

Irwin R. Pearlstein
President, Professional Resource Screening, Inc.

        Mr. Pearlstein started providing background investigation work for insurance companies in 1989, forming PRSI in 1994 to specialize in pre-employment screening. From 1989 to 1994, Mr. Pearlstein owned and operated Dependable Report Services, Inc., a provider of services for the life underwriting needs of insurance company clients. From 1978 to 1991, he owned a bail bonds business that grew to nine offices with sales of $9 million annually. From 1964 to 1978, he was employed with Chamberlain Manufacturing Corporation. Mr. Pearlstein held a succession of positions at Chamberlain Manufacturing, which included controller, corporate manager of budgets and costs, production manager, assistant general manager, and general manager. Mr. Pearlstein attended Temple University where he studied accounting.

Robert Schwartz
Executive Vice President and President of Consumer and Small Business Group

        Prior to joining US SEARCH in January of 2002, Mr. Schwartz was Managing Director and Manager of West Coast Operations for e-Colony. Prior to e-Colony, he was Executive Vice President and Founding General Manager of NORDSTROM.com. He has served in numerous leadership roles in building new companies. He was Interim CEO of LiveBid, now an Amazon.com company. At Packard Bell NEC, a leading consumer PC manufacturer, he was Vice President where he launched and led Packard Bell's Interactive Publishing & eCommerce divisions. Mr. Schwartz began his career in the financial industry with Drexel Burham Lambert, and launched two national insurance wholesale companies which were later acquired by Aetna and CUC. He received his BA degree from University of Washington. Mr. Schwartz currently sits on the advisory board of Mobliss wireless media, FireClick, Made4Me, and Student Athlete Inc.

Richard Heitzmann
Senior Vice President, Corporate Development

        Mr. Heitzmann has served as the Senior Vice President, Corporate Development since November 2001. Mr. Heitzmann joined US SEARCH from Pequot Ventures, the venture capital arm of Pequot Capital Management. While at Pequot Ventures, Mr. Heitzmann was a Vice President focused on investing in and building enterprise software companies. Prior to joining Pequot Capital, he was with Nationsbanc Montgomery Securities in the Private Equity Group and Booz-Allen and Hamilton. Previously Mr. Heitzmann was involved in turnaround situations and distressed investing at Houlihan Lokey Howard and Zukin. Mr. Heitzmann received his B.S. in Business Administration from Georgetown University and his M.B.A. from the Harvard Business School.

David Wachtel
Chief Technology Officer

        As chief technology officer, Mr. Wachtel is responsible for the development of the Company's proprietary software architecture. Prior to joining US SEARCH, Mr. Wachtel served as the CEO of Networks Electronic Corporation, a publicly traded company specializing in engineering and manufacturing solutions for the aerospace industry, where under his supervision, the company underwent a successful turnaround. As a managing partner at InvesTech Systems, Mr. Wachtel was the chief architect and designer of all products, including TradeVisionTM, a portfolio management system used by a number of high profile money managers and brokers. Mr. Wachtel has also served as a technical consultant to numerous companies and government agencies including the Oracle Corporation. Mr. Wachtel earned a computer science degree from the University of Cape Town, South Africa. He is currently an advisory board member for the Los Angeles Business Technology Center, a technology incubator.

Item 2. Properties

        Our headquarters are located in approximately 52,500 square feet of office space in Los Angeles, California. The lease terminates on November 30, 2004, and we have an option to extend the lease for an additional five years. PRSI leases approximately 26,000 square feet of office space in Concord, California. The lease terminates on October 31, 2005.

Item 3. Legal Proceedings

        On April 3, 2000, a two count trade name and service mark complaint was filed against US SEARCH in the United States District Court for the Eastern District of Virginia, styled U.S. Search, LLC v USSearch.com Inc. Civil Action No. 00- 554-A. On January 26, 2001, our motion for summary judgment was granted and the court ordered that both counts of plaintiff's complaint be dismissed with prejudice. The Plaintiff has appealed the judgment to the U.S. Court of Appeals, Fourth Circuit. The parties are awaiting the outcome of the appeal.

        In May 2001, ChoicePoint, Inc., the successor entity to DBT Online, Inc., served us with a complaint that it filed against us in Palm Beach County, Florida alleging breach of contract, fraudulent misrepresentation, unjust enrichment, quantum meruit and breach of the implied covenant of good faith and fair dealing. ChoicePoint is seeking approximately $1.5 million in damages, as well as interest and attorneys' fees. We removed this action to the United States District Court for the Southern District of Florida. The United States District Court for the Southern District of Florida ordered the matter to arbitration. We believe that we have meritorious defenses to all of ChoicePoint's claims and that some of the allegations contained in the complaint are without merit and were filed maliciously and in bad faith. We intend to defend this action vigorously. We also believe that we have meritorious counterclaims against ChoicePoint. The costs related to this litigation regardless of the outcome, including litigation support professionals, could be significant.

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

        None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our Common Stock is quoted on the NASDAQ National Market ("NNM") under the symbol "SRCH." The following table sets forth the range of high and low sale prices for the Common Stock, as reported on the NNM, for the periods indicated:

Common Stock	High	Low
Fiscal 2000
First Quarter (ended March 31, 2000)	$11.25	$3.69
Second Quarter (ended June 30, 2000)	$5.19	$1.44
Third Quarter (ended September 30, 2000)	$3.63	$1.00
Fourth Quarter (ended December 31, 2000)	$1.31	$0.19
Fiscal 2001
First Quarter (ended March 31, 2001)	$0.969	$0.188
Second Quarter (ended June 30, 2001)	$2.250	$0.350
Third Quarter (ended September 30, 2001)	$2.100	$0.630
Fourth Quarter (ended December 31, 2001)	$1.950	$0.690
Fiscal 2002
First Quarter (Through March 26, 2002)	$1.840	$0.840

        On March 28, 2002 the last sale price for our Common Stock was $1.10. On March 28, 2002, there were approximately 60 record holders of our Common Stock.

Recent Sales of Unregistered Securities

        In February 2001 and March 2001, the Company sold to Pequot Private Equity Fund II, L.P. ("Pequot") an aggregate of $10,150,000 in principal amount of convertible promissory notes (the 7% Notes"). The 7% Notes were convertible into shares of the Company's Series A-1 Convertible Preferred Stock upon satisfaction of certain conditions. The 7% Notes bore interest at a rate of seven percent (7%) per annum and, if not previously converted into Series A-1 Convertible Preferred Stock, were due and payable on April 1, 2002. The sale of the 7% Notes were exempt from the registration requirements of the Securities Act of 1933, as amended (the Act"), pursuant to Rule 506 of Regulation D promulgated thereunder.

        On June 5, 2001, the Company issued to Pequot 203,113 shares of Series A-1 Convertible Preferred Stock (the "Series A-1 Shares") upon conversion of the 7% Notes and upon exchange of the shares of Series A Convertible Preferred Stock then held by Pequot and a ten year warrant to purchase an additional 5,000 shares of Series A-1 Convertible Preferred Stock at a price of $100 per share (the "Series A-1 Warrant"). The Series A-1 Convertible Preferred Stock has a stated value of $100 per share and is convertible into Common Stock at a conversion price of $0.48237 per share. and a warrant to purchase an additional 5,000 shares of Series A-1 Convertible Preferred. The issuance and sale of the Series A-1 Shares and the Series A-1 Warrant was exempt from the registration requirements of the Act pursuant to Rule 506 of Regulation D promulgated thereunder.

        On December 20, 2001, the Company sold to Pequot 8% Convertible Promissory Notes due December 20, 2002 in the principal amount of $3.5 million (the "December Note") and a five year warrant to purchase up to an aggregate of 1,340,996 (1,117,497 as of December 31, 2001) shares of Common Stock at an initial exercise price of $1.044 per share (the "December Warrant"). The December Note is convertible into the number of shares of Common Stock calculated by dividing the amount of principal and accrued but unpaid interest due under the December Note by the lower of (i) $0.783 and (ii) the ten day average closing bid price for the Company's Common Stock on the Nasdaq National Market for the ten business days prior to the conversion date of the December Note. The December Note automatically converts into Common Stock upon receipt of the approval of the Company's stockholders of the issuance of the December Note and the issuance of the shares of Common Stock underlying the December Note. If the December Note has not converted into shares of Common Stock prior to December 20, 2002, the Company must repay the principal and all accrued but unpaid interest. The issuance and sale of the December Note and the December Warrant was exempt from the registration requirements of the Act pursuant to Rule 506 of Regulation D promulgated thereunder.

        On December 28, 2001 and January 31, 2002, the Company issued a total of 8,800,000 shares of its Common Stock (the "PRSI Shares") to the former shareholders of Professional Resource Screening, Inc., a California corporation ("PRSI") pursuant to an Agreement and Plan of Merger, dated as of December 28, 2001, by and among the Company, US SEARCH Screening Services, Inc., a Delaware corporation, PRSI and the former shareholders of PRSI as partial consideration for the acquisition of PRSI. The issuance and sale of the PRSI Shares was exempt from the registration requirements of the Act pursuant to Rule 506 of Regulation D promulgated thereunder.

        On September 12, 2001, in consideration of an extension of credit pursuant to a Loan and Security Agreement dated September 12, 2001, the Company issued a seven year warrant to purchase 3,750 of its Series A-1 Shares (the "Series A-1 Seven Year Warrant") to Imperial Bank (now Comerica Bank-California). The issuance and sale of the Series A-1 Seven Year Warrant was exempt from the registration requirements of the Act pursuant to Rule 506 of Regulation D promulgated thereunder.

        On October 23, 2001, in consideration of entering into a long term data access agreement, the Company issued a five year warrant to purchase 250,000 shares of its Common Stock to Confi-chek, Inc., a California corporation (the "Confi-chek Warrant"). The Confi-chek Warrant has an initial exercise price of $0.84 per share. The issuance and sale of the Warrant was exempt from the registration requirements of the Act pursuant to Rule 506 of Regulation D promulgated thereunder.

        On December 24, 2001, in consideration of entering into a Forbearance, Consent and Amendment Agreement, the Company issued a seven year warrant to purchase 121,328 shares of its Common Stock to Comerica Bank—California, successor by merger to Imperial Bank (the "Comerica Warrant"). The Comerica Warrant has an initial exercise price of $0.783 per share. The issuance and sale of the Warrant was exempt from the registration requirements of the Act pursuant to Rule 506 of Regulation D promulgated thereunder.

        On December 28, 2001, in consideration of services rendered to PRSI, the Company issued a ten year warrant to purchase 80,000 shares of its Common Stock to AMF Technologies, LLP (the "AMF Warrant"). The AMF Warrant has an initial exercise price of $0.01 per share. The issuance and sale of the Warrant was exempt from the registration requirements of the Act pursuant to Rule 506 of Regulation D promulgated thereunder.

Dividends

        We have never paid any cash dividends and we have no present intention to declare or to pay cash dividends. It is our present policy to retain earnings, if any, to finance the growth and development of our business.

Item 6. Selected Financial Data

        The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of US SEARCH and related notes included elsewhere in this Annual Report. The statements of operations data for each of the years in the three-year period ended December 31, 2001, and the balance sheet data at December 31, 2000 and 2001 are derived from audited financial statements of US SEARCH, which are included elsewhere in this Annual Report. The statements of operations data for the years ended December 31, 1997 and 1998, and the balance sheet data for December 31, 1997, 1998 and 1999, are derived from audited financial statements of US SEARCH (not included in this Annual Report). Historical results are not necessarily indicative of the results to be expected in the future.

Condensed Statement of Operations Data:

	Years Ended December 31,
	1997	1998	1999	2000	2001
	(in thousands, except per share data)
Net revenues	$2,971	$9,245	$19,541	$22,363	$18,399
Cost of services	1,291	3,149	7,293	10,392	4,494

Gross profit	1,680	6,096	12,248	11,971	13,905

Operating expenses:
Selling and marketing(1)	865	7,627	22,246	25,890	10,069
General and administrative(2)	1,165	5,072	7,929	12,220	10,016
Information technology	—	—	1,074	3,777	4,397

Total operating expenses	2,030	12,699	31,249	41,887	24,482

Loss from operations	(350)	(6,603)	(19,001)	(29,916)	(10,577)
Interest expense(3)	(110)	(197)	(5,003)	(108)	(802)
Interest income	—	—	719	663	167
Amortization of debt issue costs	—	—	(3,096)	—	(720)
Other (expense) income, net	63	13	5	—

Loss before income taxes	(397)	(6,787)	(26,376)	(29,361)	(11,932)
Provision for income taxes	2	1	1	1	5

Net loss	$(399)	$(6,788)	$(26,377)	$(29,362)	(11,937)

Net loss attributable to common stockholders	$(399)	$(6,788)	$(26,377)	$(34,443)	$(24,915)
Basic and diluted net loss per-share attributable to common stockholders(4)	$(0.04)	$(0.71)	$(1.94)	$(1.93)	$(1.38)

Weighted-average shares outstanding used in per-share calculation(4)	9,521,000	9,521,000	13,612,000	17,836,000	18,054,000

Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$—	$99	$17,382	$2,831	$3,148
Working capital (deficiency)	$(2,363)	$(7,761)	$17,013	$(3,540)	$(9,117)
Total assets	$547	$575	$25,650	$12,015	$27,735
Long term debt, net of current portion	$61	$343	$37	$42	$1,810
Total debt(5)	$904	$4,001	$84	$1,094	$8,263
Redeemable Series A preferred stock	$—	$—	$—	$6,209	$—
Total stockholders' equity (deficit)	$(2,151)	$(7,749)	$19,489	$(3,141)	$10,355

(1)
Includes non-cash charges relating to options and warrants of $627,000 in 1999 and $1,846,000 in 2000.

(2)
Includes non-cash charges relating to options and warrants of $1,190,000 in 1998 and of $1,442,000 in 1999.

(3)
Included in interest expense for 1999 and 2001 is approximately $4.6 million and $445,000, respectively, relating to beneficial conversion features. For a further description of these charges, see Notes 8 and 11 of Notes to the Financial Statements.

(4)
For a description of the method used to compute basic and diluted net loss per share and weighted average number of shares outstanding, see Note 3 of Notes to the Financial Statements.

(5)
Total debt includes $2.6 million in PRSI acquisition obligations and $3.1 million convertible notes payable in conjunction with the December 2001 financing.

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

Overview

        US SEARCH provides individual, corporate and professional clients with individual locator, trust and risk management services. Our services can be accessed through our Web sites, USSEARCH.com, ussearch.com/business or prsinet.com or by calling our toll free telephone numbers, 1-800-USSEARCH for consumers, 1-877-327-2410 for small and medium businesses or 1-800-232-0247 for enterprises. In December 2001, US SEARCH completed an acquisition of PRSI, an employment screening company with over 200 clients, including insurance, financial services and technology clients.

        We generate revenues by performing such services as individual locator, individual profile report, employment screening, nationwide court record search, real property, criminal conviction and other related information search services. Individual locator services provide clients with the address and listed phone number for individuals, as well as, date of death, and the city, state and zip code where the death benefits were issued. Our Internet-based "Instant Searches" provide a subset of this information in a completely automated fashion and at a lower price. Individual profile report services provide clients with the first and last name, alias, current and previous address, listed phone number, bankruptcy, property ownership, nationwide court record and corporate affiliation information about an individual into a single report. The typical time required to complete a search is 1-7 days, with "Instant Searches" requiring as little as a few seconds or minutes. We publish the prices for our services directly on our Web site and typically determine a client's manner of payment prior to beginning the search process. Prices for our non-instant consumer and small and medium enterprise searches have ranged from approximately $20 to $395 per search. Prices for "Instant Searches" range from approximately $10 to $15 per search. Prices for our enterprise services range from $3 to $495. The prices for our services vary based on the nature and amount of information and whether or not the search is assisted by a search specialist.

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

        We have entered into an agreement with a supplier of online public record data. As of December 31, 2001, the minimum non-cancelable payments under this agreement are $828,000 for 2002 and $690,000 for 2003.

        Our operating expenses consist primarily of selling, marketing, general and administrative expenses and information technology costs. We expect our operating expenses to increase as we attempt to expand our corporate sales force and our product lines.

        Selling and marketing expenses constitute the largest portion of our operating expenses. Internet advertising expenses are the most significant selling and marketing expense. We expect our selling and marketing expenses to increase as we attempt to expand our products and our market reach in both the consumer and enterprise services groups.

        We have non-cancelable advertising and marketing agreements with several Internet companies. These agreements provide for varying levels of exclusivity and require us to make monthly minimum payments based on the number of impressions displayed on affiliate Web sites. As of December 31, 2001, the minimum non-cancelable payments remaining under these agreements are approximately $2.7 million in 2002.

        Information technology expenses consist primarily of the compensation and benefits for employees and consultants involved in development, network administration, planning and maintenance of our infrastructure. Certain costs associated with the development of software for internal use is capitalized. Information technology costs are expected to increase with the continuing development of proprietary technology.

        Our general and administrative expenses consist primarily of compensation and related costs for administrative personnel, our occupancy costs and other overhead costs. We expect general and administrative costs to remain flat or decrease as we continue to manage the size and growth of our organization.

        We incurred significant net losses of approximately $26.4 million in 1999, $29.4 million in 2000, and $11.9 million in 2001. At December 31, 2001, we had an accumulated deficit of approximately $74.5 million.

Results of Operations

        The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net revenues:

	Years Ended December 31,
	1999	2000	2001
Net revenues	100%	100%	100%
Cost of services	37	46	24

Gross profit	63	54	76

Operating expenses:
Selling and marketing	114	116	55
General and administrative	41	55	54
Information technology	5	17	24

Total operating expenses	160	188	133

Loss from operations	(97)	(134)	(57)
Interest expense	(26)	—	(4)
Interest income	4	3	1
Amortization of debt issue costs	(16)	—	(4)

Loss before income taxes	(135)	(131)	(64)
Provision for income taxes	—	—	—

Net loss	(135)%	(131)%	(64)%

Comparison of the Year Ended December 31, 2001 to the Year Ended December 31, 2000

        Net Revenues.    Net revenues decreased from approximately $22.4 million for the year ended December 31, 2000 to approximately $18.4 million for the year ended December 31, 2001, representing a 17.7% decrease. The elimination of non cost effective television and Internet advertising contracts beginning in the fourth quarter of 2000 contributed significantly to the decrease.

        Gross Profit.    Gross profit increased from approximately $12.0 million for year ended December 31, 2000, to approximately $13.9 million for the year ended December 31, 2001, representing a 15.8% increase. Gross profit as a percentage of net revenues was approximately 75.5% and 53.5% for the years ended December 31, 2001 and December 31, 2000, respectively. Data acquisition and fulfillment costs decreased by approximately $2.9 million to 11.3% of sales in 2001 compared to 22.4% of sales in 2000. The reduction is due to the use of lower cost data providers for certain products. Increased automation also contributed to the improvement in gross margin resulting in a reduction in direct labor expenses.

        Selling and Marketing Expenses.    Selling and marketing expenses excluding non-cash charges of $1.8 million in the year ended December 31, 2000 decreased from approximately $24.1 million to approximately $10.1 million for the year ended December 31, 2001. As a percentage of net revenues, selling and marketing expenses, decreased to approximately 54.7% for the year ended December 31, 2001, from approximately 107.6%, excluding the non-cash charges, for the year ended December 31, 2000. Advertising costs declined due to the restructuring of our online advertising agreements requiring lower guaranteed minimum payments and the elimination of non cost effective television advertising contracts.

        General and Administrative Expenses.    General and administrative expenses decreased 18.0% from approximately $12.2 million for the year ended December 31, 2000 to approximately $10.0 million for the year ended December 31, 2001. This decrease is primarily due to severance payments made to certain terminated executives in the first quarter of 2000 and significant decreases in payroll and payroll related expenses as well as amounts paid to outside consultants. These decreases were partially offset by a $565,000 increase in depreciation expense.

        Information Technology Expenses.    Information technology expenses increased from approximately $3.8 million for the year ended December 31, 2000 to approximately $4.4 million for the year ended December 31, 2001. The increase is due to increased investment in the Company's proprietary technology and customer relationship management systems. We expect to continue investing in this technology through the remainder of 2002.

        Interest Expense.    Interest expense, net of interest income, was $635,000 for the year ended December 31, 2001 compared to net interest income of $555,000 for the year ended December 31, 2000. Included in 2001 interest expense are non cash charges totaling $445,000 for the beneficial conversion feature associated with the Company's convertible debt.

        Amortization of Debt Issuance Costs.    Amortization of debt issue costs are comprised of non-cash charges and amortization of warrants issued in connection with our convertible notes payable, and other origination fees. During 2000 we had no such charges. During 2001, we incurred non-cash charges comprised of $250,000 associated with warrants issued in connection with our March 2001 convertible notes payable to Pequot, $367,000 of amortization of warrants we issued to our bank in connection with our line of credit facility, a $89,000 non-cash charge in connection with warrants we issued to our bank under our forbearance agreement and $14,000 of amortization charges relating to warrants issued in connection with our December 2001 convertible notes payable to Pequot.

        Income Taxes.    As of December 31, 2001 we had approximately $66.2 million of federal and $35.5 million of state net operating loss carryforwards to offset future taxable income. Our net operating loss carryforwards expire beginning in 2017 for federal and 2002 for state. Our ability to utilize net operating loss carryforwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, occurs in the future. We have recorded a full valuation allowance against our deferred tax assets, as we believe that it is more likely than not that the deferred tax assets will not be realized based upon our expected future results of operations.

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

        Amortization of Debt Issue Costs.    In connection with the convertible subordinated note issued to Kushner-Locke in 1999, we granted to Kushner-Locke warrants to purchase 906,782 shares of our common stock. Relating to these warrants we recorded a non-cash charge of $2.5 million in 1999 that was amortized over the six-month period that the convertible subordinated note was outstanding. Also, the convertible subordinated note included an origination fee in the amount of $550,000 paid to Kushner-Locke that was fully amortized in the period.

Liquidity And Capital Resources.

        As of December 31, 2001, cash and cash equivalents have increased to $3.1 million (excluding $750,000 of restricted cash pledged as collateral in connection with US SEARCH's credit facility with the bank) from $2.8 million as of December 31, 2000.

        Cash used in operations decreased to $8.9 million for the year ended December 31, 2001 as compared to $21.1 million for the year ended December 31, 2000. This decrease is primarily attributable to reduced losses from operations.

        Cash used in investing activities decreased to $4.2 million for the year ended December 31, 2001 as compared to $4.8 million for the year ended December 31, 2000. This decrease is primarily attributable to reduced expenditures on purchases of computer hardware and software and development of our website compared to 2000. In addition we made $470,000 in cash payments in connection with the acquisition of PRSI during 2001.

        Cash provided by financing activities was approximately $13.4 million for the year ended December 31, 2001. The cash provided is primarily attributable to $13.5 million in cash proceeds from issuance of our convertible notes payable and $1.4 million in bank financing partially offset by $600,000 to pay off a line of credit outstanding in conjunction with the acquisition of PRSI and vendor financing payments.

        In February 2001 and March 2001 Pequot advanced US SEARCH an aggregate of $10.0 million from the issuance of $10.1 million promissory notes that were convertible into Series A-1 Convertible Preferred Stock. In June 2001 the promissory notes and our previously issued Series A Preferred Stock were converted into 203,113 shares of Series A-1 Preferred Stock with a conversion price of $0.48237 per common share.

        In September 2001, we entered into a loan and security agreement with a bank for a $3.0 million credit facility. The facility consists of a revolving credit line totaling $2,000,000 with a $1,000,000 letter of credit sublimit and an equipment line totaling $1,000,000. Up to 30% of the equipment line may be used for the purchase of software. Borrowings under the revolving credit line bear interest at the prime rate plus 2.5% (7.25% at December 31, 2001) and are due and payable on September 11, 2002. Principal payments under the equipment line are due in equal monthly installments for hardware advances and in 18 equal installments for software advances and bear interest at the rate of prime rate plus 2.75% (7.5% at December 31, 2001). The credit facility is collateralized by all of the personal property of US SEARCH, tangible and intangible. As of December 31, 2001, we had $1.4 million outstanding under the loan agreement. We also issued a $1.0 million standby letter of credit on behalf of our landlord under the facility. During 2001 we were not in compliance with certain covenants in our loan and security agreement. The bank agreed to suspend financial covenant compliance and forbear from exercising its rights and remedies under the loan agreement, including termination of the agreement, until February 28, 2002. On April 1, 2002, we entered into an agreement with the bank to amend our September 2001 loan and security agreement ("Amendment Number One"). The September 2001 facility has been amended to increase the revolving credit line to $3,000,000 from $2,000,000, of which $1,000,000 has been designated as a borrowing base line. Amounts under the borrowing base line may be advanced based on up to 80% of eligible receivables as defined in the agreement. Borrowings under the revolving credit line are due and payable on March 26, 2003.

        The September agreement was also amended to remove the letter of credit sublimit from the revolving credit line. Under Amendment Number One, we are required to maintain a deposit with the bank of $750,000 to collateralize our outstanding standby letter of credit. The letter of credit and the required deposit will reduce by $83,333 per month and mature on November 30, 2002.

        Significant financial covenants with which we must comply under Amendment Number One include operating performance, minimum EBITDA requirements and a debt/tangible net worth ratio. Effective March 31, 2002, we are also required to maintain not less than $1,250,000 of its unrestricted cash in deposit with the bank at all times.

        In connection with the waiver and amendment agreement, we agreed to issue the bank a warrant to purchase $40,000 of our common stock.

        In December 2001, US SEARCH issued 8% Convertible Promissory Notes due December 20, 2002 in the aggregate principal amount of $3.5 million. In January 2002, we issued 8% Convertible Promissory Notes due January 17, 2003 in the aggregate amount of $4.6 million. In March 2002, we issued 8% Convertible Promissory Notes due December 20, 2002 in the aggregate principal amount of $6.1 million with net proceeds of $5.7 million. These notes automatically convert into common stock upon receipt of approval of the Company's stockholders of the issuance of the shares of common stock underlying the notes. It is management's belief that conversion will occur prior to maturity of the notes.

        Since inception we have experienced negative cash flows from operations. We have a working capital deficit of $9.1 million and an accumulated deficit of $74.5 million as of December 31, 2001. Based on our current operating plans, management believes existing cash resources, including the proceeds from the January and March 2002 Convertible Notes, cash forecasted by management to be generated by operations and proceeds from the April 2002 bank financing arrangement will be sufficient to meet working capital and capital requirements through December 31, 2002. Also, management's plans to attain profitability and generate additional cash flows include, increasing revenues from enterprise and consumer services, focus on cost reductions and operational efficiencies to be derived from further deployment of US SEARCH's technologies, and the launch of additional products. There is no assurance that management will be successful with these plans. However, if events and circumstances occur such that US SEARCH does not meet its current operating plan as expected, and US SEARCH is unable to raise additional financing, US SEARCH may be required to reduce certain discretionary spending, which could have a material adverse effect on US SEARCH's ability to achieve our intended business objectives.

Contractual Obligations and Commercial Commitments.

        The following table summarizes all significant contractual payment obligations as of December 31, 2001, by payment due date:

	Payments by Period ($ Thousands)
Contractual Obligation
	Total	2002	2003-2004	2005-thereafter
Notes payable(a)	$4,439	$4,439	$—	$—
Bank debt	1,375	—	1,375	—
Advertising commitments	2,725	2,725	—	—
Capital lease obligations	483	315	164	4
Operating lease obligations	4,977	1,508	3,006	463
Minimum purchase commitments	1,518	828	690	—
PRSI payment obligations(b)	3,000	930	2,070	—

Total	$18,517	$10,745	$7,305	$467

(a)
Includes our December 2001 8% Convertible promissory notes in the aggregate principal amount of $3.5 million. These notes automatically convert into common stock on receipt of approval of our stockholders. We believe that these notes will convert prior to maturity in December 2002.

(b)
Includes payment obligations of $1,520,000, payable in equal monthly installments of $127,000 commencing January 2004. These payments may be accelerated commencing July 2002 based on the profitability and cash flows of PRSI.

CRITICAL ACCOUNTING POLICIES

        We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 3 in the Notes to the Consolidated Financial Statements in Item 14 of this Annual Report on Form 10-K. Note that our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

  •
  Capitalized software and development costs.    Our policy on capitalized software costs determines the timing of our recognition of certain development costs. Management is required to use professional judgment in determining whether such development costs meet the criteria for immediate expense recognition or capitalization. The Company capitalizes costs of software, consulting services, hardware and payroll related costs incurred to purchase and develop internal-use software. The Company expenses costs incurred during the preliminary project assessment, research and development, reengineering, training and application maintenance phases.

  •
  Acquired intangibles.    Our business acquisition resulted in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we may incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We periodically evaluate acquired businesses for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill and intangible assets associated with our acquired businesses are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

  •
  Income Taxes.    The Company utilizes the liability method of accounting for income taxes. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

  •
  Legal Contingencies.    We are currently involved in certain legal proceedings as discussed in Note 12 of our consolidated financial statements. While the outcome of these matters are difficult to predict, we currently believe that the loss, if any, from these proceedings will not materially exceed the amount we have accrued in the consolidated financial statements. However there is no assurance that such amounts accrued will be adequate to cover such losses upon final resolution of these matters.

Selected Quarterly Financial Data.

        The following table sets forth certain unaudited financial data for the eight quarters in the period ended December 31, 2001. This data has been derived from unaudited financial statements that, in the opinion of our management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our annual audited financial statements and the notes thereto. Certain reclassifications have been made to prior quarters to conform with current quarter presentations. The operating results for any quarter are not necessarily indicative of the results for any future period.

	Quarter Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
	(in thousands except per share data)
Net Sales	$4,941	$5,005	$4,517	$3,936
Gross Profit	3,517	3,952	3,478	2,958
Net Loss	(2,790)	(2,758)	(2,747)	(3,642)
Net Loss attributable to common stockholders	(3,029)	(15,497)	(2,747)	(3,642)
Loss per share basic and diluted	(0.17)	(0.86)	(0.15)	(0.20)
	Quarter Ended
	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000
	(in thousands except per share data)
Net Sales	$7,450	$5,918	$5,213	$3,782
Gross Profit	4,277	2,838	2,787	2,069
Net Loss	(6,705)	(8,974)	(8,744)	(4,939)
Net loss attributable to common stockholders	(6,705)	(8,974)	(9,830)	(8,934)
Loss per share basic and diluted	(0.38)	(0.50)	(0.55)	(0.29)

Item 7A. Quantitative and qualitative disclosures about market risk

        We considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent In Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial instruments at December 31, 2001 and our total liabilities as of December 31, 2001 consist primarily of notes payable and accounts payable that have fixed interest rates and were not subject to any significant market risk.

Item 8. Financial Statements and Supplementary Data

        US SEARCH's financial statements and supplementary data required by Item 8 are included in Item 14 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required by this item with respect to Directors is incorporated by reference from the information under the caption "Election of Directors" contained in US SEARCH's definitive proxy statement in connection with the solicitation of proxies for US SEARCH's 2002 Annual Meeting of Stockholders (the "Proxy Statement").

        The required information concerning Executive Officers of the Company is contained in Item 1, Part I of this Report.

        Section 16(a) Beneficial Ownership Reporting Compliance

        The information required by this section is incorporated by reference from the similarly named section of our Proxy Statement.

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

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

    (a)(1)  The following financial statements are filed as part of this Annual Report on Form 10-K:

    (a)(3)  Exhibits

        See Index to Exhibits following signatures

        (b)  Reports on Form 8-K

        Current Report on Form 8-K filed December 4, 2001 to report on our corporate development strategy and certain projections.

        Current Report on Form 8-K filed January 3, 2002 to report on the issuance of $3,500,000 of convertible notes to Pequot.

        Current Report on Form 8-K filed January 10, 2002 and amended March 15, 2002 to report on the acquisition of Professional Resource Screening, Inc.

        Current Report on Form 8-K filed February 4, 2002 to report on the issuance of $4.6 million of convertible notes to various investors.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of US SEARCH.com Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of US SEARCH.com Inc. and its subsidiary (the "Company") as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
February 15, 2002
        except for the subsequent events described in Note 16 to
        the financial statements as to which the dates are March 15, 2002 and April 1, 2002

US SEARCH.COM INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2000	December 31, 2001
ASSETS:
Current assets:
Cash and cash equivalents	$2,831,000	$3,148,000
Restricted cash	1,200,000	750,000
Accounts receivable, less allowance for doubtful accounts of $22,000 (2000) and $24,000 (2001)	41,000	696,000
Prepaids and other current assets	1,288,000	1,854,000

Total current assets	5,360,000	6,448,000
Property and equipment, net	6,560,000	9,409,000
Goodwill	—	8,648,000
Intangible assets	—	2,960,000
Other assets	95,000	270,000

Total assets	$12,015,000	$27,735,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$6,342,000	$7,182,000
Accrued liabilities	1,506,000	1,930,000
PRSI acquisition obligations, current portion	—	902,000
Bank debt, current portion	—	1,375,000
Notes payable, current portion	617,000	3,896,000
Capital lease obligations, current portion	435,000	280,000

Total current liabilities	8,900,000	15,565,000
PRSI acquisition obligations	—	1,654,000
Notes payable, net of current portion	21,000	—
Capital lease obligation, net of current portion	21,000	156,000
Other non-current liabilities	5,000	5,000

Total liabilities	8,947,000	17,380,000

Commitments and contingencies (Note 12)
Mandatorily redeemable preferred stock, $0.001 par value; 100,000 shares issued and outstanding	6,209,000	—
Stockholders' equity (deficit):
Preferred stock, $0.001 par value; authorized 650,000 shares; 0 and 203,113 issued and outstanding as of December 31, 2000 and 2001, respectively (Liquidation preference $20,311,300)	—
Common stock, $0.001 par value; authorized 150,000,000 shares; issued and outstanding 17,938,244 as of December 31, 2000 and 26,183,058 as of December 31, 2001	18,000	26,000
Additional paid-in capital	59,422,000	84,847,000
Accumulated deficit	(62,581,000)	(74,518,000)

Total stockholders' equity (deficit)	(3,141,000)	10,355,000

Total liabilities and stockholders' equity (deficit)	$12,015,000	$27,735,000

The accompanying notes are an integral part of these consolidated financial statements.

US SEARCH.COM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	1999	2000	2001
Net revenues	$19,541,000	$22,363,000	$18,399,000
Cost of services	7,293,000	10,392,000	4,494,000

Gross profit	12,248,000	11,971,000	13,905,000
Operating expenses:
Selling and marketing (includes non cash charges relating to options and warrants of $627,000 in 1999 and $1,816,000 in 2000)	22,246,000	25,890,000	10,069,000
General and administrative (includes non-cash charges relating to options of $1,442,000 in 1999)	7,929,000	12,220,000	10,016,000
Information technology	1,074,000	3,777,000	4,397,000

Total operating expenses	31,249,000	41,887,000	24,482,000

Loss from operations	(19,001,000)	(29,916,000)	(10,577,000)
Interest expense (includes non-cash charges relating to beneficial conversion features of $4,639,000 in 1999 and $445,000 in 2001)	(5,003,000)	(108,000)	(802,000)
Interest income	719,000	663,000	167,000
Amortization of debt issue costs	(3,096,000)	—	(720,000)
Other income, net	5,000	—	—

Loss before income taxes	(26,376,000)	(29,361,000)	(11,932,000)
Provision for income taxes	1,000	1,000	5,000

Net loss	(26,377,000)	(29,362,000)	(11,937,000)
Beneficial conversion feature on preferred stock	—	(1,029,000)	—
Deemed dividend on exchange of preferred stock	—	—	(12,575,000)
Accretion of discount on preferred stock	—	(156,000)	(203,000)
Accrued preferred stock dividends	—	(142,000)	(200,000)

Net loss attributable to common stockholders before cumulative effect of accounting change	(26,377,000)	(30,689,000)	(24,915,000)
Cumulative effect of accounting change on beneficial conversion feature on preferred stock	—	(3,754,000)

Net loss attributable to common stockholders	$(26,377,000)	$(34,443,000)	$(24,915,000)

Basic and diluted net loss per share:
Net loss per share attributable to common stockholders before cumulative effect of accounting change	$(1.94)	$(1.72)	$(1.38)
Cumulative effect of accounting change on beneficial conversion feature on preferred stock	—	(0.21)	—

Net loss per share attributable to common stockholders	$(1.94)	$(1.93)	$(1.38)

Weighted-average shares outstanding used in per share calculation	13,612,000	17,836,000	18,054,000

The accompanying notes are an integral part of these consolidated financial statements.

US SEARCH.COM INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Series A-1 Preferred Stock
			Common Stock					Total Stockholders' Equity (Deficit)
					Additional Paid-In Capital	Unearned Deferred Compensation	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 1998			9,067,820	$15,000	$(922,000)	—	$(6,842,000)	$(7,749,000)
Unearned compensation related to stock options			—	—	3,225,000	$(3,225,000)	—	—
Amortization of unearned compensation			—	—	—	2,099,000	—	2,099,000
Issuance of warrants with convertible subordinated note			—		2,546,000	—		2,546,000
Beneficial conversion feature on convertible subordinated note			—	—	4,639,000	—	—	4,639,000
Conversion of $5,500,000 convertible subordinated note			2,493,651	2,000	5,498,000	—	—	5,500,000
Exercise of warrants			1,360,173	1,000	2,751,000	—	—	2,752,000
Initial public offering of common stock			4,500,000	5,000	36,104,000	—	—	36,109,000
Reincorporation into Delaware and change in par value of common stock			—	(6,000)	6,000	—	—	—
Forfeiture of stock options			—	—	(57,000)	27,000	—	(30,000)
Net loss			—	—	—	—	(26,377,000)	(26,377,000)

Balance, December 31, 1999			17,421,644	17,000	53,790,000	(1,099,000)	(33,219,000)	19,489,000
Amortization of unearned compensation			—	—	—	418,000	—	418,000
Issuance of warrants to third parties			—	—	2,179,000	—	—	2,179,000
Accretion of discount on preferred stock			—	—	(156,000)	—	—	(156,000)
Accrued preferred dividends				—	(142,000)	—	—	(142,000)
Forfeiture of stock options			—	—	(1,622,000)	681,000	—	(941,000)
Amendment of terms of stock options to former employee			—	—	220,000	—	—	220,000
Allocation of relative fair value to warrants issued with Series A preferred stock			—	—	3,552,000	—	—	3,552,000
Exercise of stock options			516,600	1,000	1,601,000	—	—	1,602,000
Net loss			—	—	—	—	(29,362,000)	(29,362,000)

Balance, December 31, 2000			17,938,244	18,000	59,422,000	—	(62,581,000)	(3,141,000)
Modification of employee stock options			—	—	68,000	—	—	68,000
Issuance of warrants in conjunction with bank financing			—	—	1,189,000	—	—	1,189,000
Issuance of warrants to vendors			—	—	216,000	—	—	216,000
Allocation of relative fair value to warrants issued with notes payable	—	—	—	—	250,000	—	—	250,000
Conversion of notes payable and accrued interest to Series A-1 preferred stock	103,113	—	—	—	10,311,000	—	—	10,311,000
Exchange of Series A preferred stock and cancellation of warrant for Series A-1 preferred stock	100,000	—	—	—	18,935,000	—	—	18,935,000
Deemed dividend on exchange of preferred stock	—	—	—	—	(12,575,000)	—	—	(12,575,000)
Accretion of preferred dividends and discount to preferred stock			—	—	(403,000)	—	—	(403,000)
Beneficial conversion feature on convertible notes payable			—	—	445,000	—	—	445,000
Allocation of relative fair value to warrants issued with convertible Series A-1 preferred stock			—	—	452,000	—	—	452,000
Stock issued in conjunction with acquisition of PRSI			8,148,148	8,000	6,492,000	—	—	6,500,000
Exercise of stock options			96,666		45,000	—	—	45,000
Net loss			—	—	—	—	(11,937,000)	(11,937,000)

Balance, December 31, 2001	203,113	$—	26,183,058	$26,000	$84,847,000	$—	$(74,518,000)	$10,355,000

US SEARCH.COM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	1999	2000	2001
Cash flows from operating activities:
Net loss	$(26,377,000)	$(29,362,000)	$(11,937,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	195,000	903,000	1,468,000
Provision for doubtful accounts	190,000	81,000	24,000
Loss on disposal of property and equipment	—	149,000	—
Compensation charge for modification of options	—	—	68,000
Charge for warrants issued to third parties	—	2,179,000	12,000
Charge for warrants and beneficial conversion feature issued to majority stockholder	4,639,000	—	445,000
Amortization (credit) of unearned compensation	2,069,000	(303,000)	—
Amortization of debt issue costs	2,546,000	—	720,000
Related-party charges	—	—	161,000
Change in assets and liabilities:
Accounts receivable	(238,000)	9,000	(86,000)
Accounts payable	1,717,000	1,875,000	420,000
Accrued liabilities	53,000	883,000	(170,000)
Prepaid expenses	(3,602,000)	2,320,000	99,000
Other assets	(311,000)	205,000	(95,000)

Net cash used in operating activities	(19,119,000)	(21,061,000)	(8,871,000)

Cash flows from investing activities:
Additions to property and equipment	(2,042,000)	(4,798,000)	(3,740,000)
Cash payments to PRSI	—	—	(470,000)

Net cash used in investing activities	(2,042,000)	(4,798,000)	(4,210,000)

Cash flows from financing activities:
Increase (decrease) in restricted cash	(2,000,000)	800,000	450,000
Proceeds from line of credit	—	—	1,418,000
Repayments of lines of credit	(372,000)	—	(600,000)
Repayments of third party notes payable	(922,000)	(373,000)	(805,000)
Advances from related parties	200,000	—	—
Repayments to related parties	(1,582,000)	—	—
Repayments of capital lease obligations	(41,000)	(184,000)	(354,000)
Proceeds of related-party convertible notes	4,300,000	—	13,500,000
Proceeds from exercise of warrants	2,752,000	—	—
Proceeds from initial public offering	36,109,000	—	—
Issuance costs relating to preferred stock	—	—	(256,000)
Proceeds from sale of Series A convertible preferred stock, net of issuance costs of $537,000	—	9,463,000	—
Proceeds from exercise of stock options	—	1,602,000	45,000

Net cash provided by financing activities	38,444,000	11,308,000	13,398,000

Net increase (decrease) in cash and cash equivalents	17,283,000	(14,551,000)	317,000
Cash at beginning of period	99,000	17,382,000	2,831,000

Cash at end of period	$17,382,000	$2,831,000	$3,148,000

The accompanying notes are an integral part of these consolidated financial statements.

US SEARCH.COM INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Business:

        US SEARCH.com Inc. (the "Company") provides individual reference services and background information about individuals. The Company was formed as a California S Corporation in 1994, and reincorporated as a Delaware corporation in April 1999. On December 28, 2001 the Company acquired all of the outstanding stock of Professional Resource Screening, Inc. ("PRSI"), which provides pre-employment screening services primarily to Fortune 500 companies in the United States.

2. Management's Plans:

        The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of $26.4 million in 1999, $29.4 million in 2000 and $11.9 million in 2001 and has used cash in operations of $19.1 million in 1999, $21.1 million in 2000 and $8.9 million in 2001. At December 31, 2001, the Company has cash and cash equivalents of $3.1 million, a working capital deficiency of $9.1 million, an accumulated deficit of $74.5 million and stockholders' equity of $10.4 million. Excluding the recorded fair value of the Convertible Notes payable from the December 2001 financing (Note 8), the Company has a working capital deficit of $6.1 million at December 31, 2001.

        In January 2002, the Company issued 8% Convertible Promissory Notes due January 17, 2003 in the aggregate amount of $4.6 million. In March 2002, the Company issued 8% Convertible Promissory Notes due December 20, 2002 in the aggregate principal amount of $6.1 million with net proceeds of $5.7 million. The Company recently filed a registration statement on Form S-3 to register the common shares underlying the Convertible Promissory Notes from the December 2001, January 2002 and March 2002 financings. These notes automatically convert into common stock upon receipt of approval of the Company's stockholders of the issuance of the shares of common stock underlying the notes. It is management's belief that conversion will occur prior to maturity of the Notes.

        On April 1, 2002, the Company amended its loan and security agreement with the bank to increase its revolving credit limit (see Note 16).

        Based on the Company's current operating plans, management believes existing cash resources, including the proceeds from the Convertible Notes, cash forecasted by management to be generated by operations and proceeds from the April 2002 bank financing arrangement will be sufficient to meet working capital and capital requirements through December 31, 2002. Also, management's plans to attain profitability and generate additional cash flows include, increasing revenues from enterprise and consumer services, focus on cost reductions and operational efficiencies to be derived from further deployment of the Company's technologies, and the launch of additional products. There is no assurance that management will be successful with these plans. However, if events and circumstances occur such that the Company does not meet its current operating plan as expected, and the Company is unable to raise additional financing, the Company may be required to reduce certain discretionary spending, which could have a material adverse effect on the Company's ability to achieve its intended business objectives.

3. Summary of Significant Accounting Policies:

  Principles of Consolidation

        The financial statements include the accounts of US SEARCH.com Inc. and its wholly-owned subsidiary. All inter-company accounts and transactions have been eliminated in consolidation.

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

  Restricted Cash

        At December 31, 2001 the Company had $750,000 in restricted cash principally related to deposits pledged as collateral in conjunction with the Company's credit facility with the bank. At December 31, 2000 the Company had $1.2 million in restricted cash principally related to deposits pledged as collateral on an outstanding letter of credit issued to the lessor under the lease of the Company's office space.

  Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets. Leasehold improvements and equipment under capital leases are amortized over the shorter of the estimated useful life or the life of the lease. Depreciation and amortization periods by asset category are as follows:

Computer and office equipment and software	3-10 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of useful life or lease term
Equipment under capital leases	Shorter of useful life or lease term

        Maintenance and repairs are charged to expense as incurred while renewals and improvements are capitalized. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation, with any resulting gain or loss included in the Statement of Operations.

  Software Developed For Internal Use

        The Company capitalizes costs of software, consulting services, hardware and payroll related costs incurred to purchase and develop internal-use software. The Company expenses costs incurred during the preliminary project assessment, research and development, reengineering, training and application maintenance phases. As of December 31, 2000 and 2001, the Company has capitalized internal-use software of $1,140,000 and $3,780,000, respectively. As of December 31, 2000 and 2001, accumulated depreciation on internal-use software was $10,000 and $430,000, respectively.    For the years ended December 31, 1999, 2000 and 2001, the Company recorded amortization on internal-use software of $0, $10,000 and $420,000, respectively.

  Long-Lived Assets

        The Company identifies and records impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded.

  Fair Value of Financial Instruments

        The estimated fair value of accounts receivable, accounts payable, accrued liabilities and notes payable approximate cost because of the short-term maturity of these instruments.

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

        Excluded from the computation of earnings per share for the year ended December 31, 2001 are stock options representing 17,011,903 shares of common stock, and warrants representing 5,132,013 shares of common stock. Also excluded are 42,107,303 shares issuable upon conversion of Series A-1 preferred stock. The above items have been excluded, as their inclusion would be anti-dilutive. As of December 31, 2000, 5,882,353 shares issuable on the conversion of Series A Preferred Stock are excluded from diluted earnings per share because their effect is antidilutive. As of December 31, 2000, stock options representing 8,089,958 shares of common stock and warrants representing 1,750,000 shares of common stock and 75,000 shares of Series A Preferred Stock have been excluded from the computation of diluted earnings per share because their inclusion would have been antidilutive. As of December 31, 1999, stock options representing 1,669,873 shares of common stock are excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

  Comprehensive Income

        Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income generally represents all changes in stockholders' equity (deficit) during the period except those resulting from investments by, or distributions to, stockholders. The Company has no other comprehensive income items and accordingly net income (loss) equals comprehensive income (loss).

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

        The Company accounts for stock-based awards to non-employees in accordance with SFAS No. 123 and EITF 96-18. An expense is recognized for common stock, warrants, or stock options issued for services rendered by non-employees based on the estimated fair value of the security exchanged.

  Segment Reporting

        The Company determines and discloses its segments in accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which uses a "management" approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products or services, geographic areas, and major customers. The Company's management reporting structure provided for only one segment in 1999, 2000 and 2001 and accordingly, no separate segment information is presented. In addition, the Company operates only in the United States and no single customer accounts for more than 10% of revenues for all periods presented.

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

        PRSI generates revenues by performing various background and pre-employment screening services for customers. PRSI's services include reference checks, drug testing, credit checks, pre-employment and background checks through the use of publicly available information. Revenue is recognized upon the delivery of the results of the background and pre-employment checks, by mail, fax, and/or online, to the customer's final site and the completion of related PRSI obligations, if any, provided that persuasive evidence of an arrangement exists, the fee is fixed and determinable and collectability is deemed probable.

  Advertising Costs

        Advertising production costs are expensed the first time the advertisement is run. Media costs are expensed in the month the advertising appears. Advertising expense was $19,837,000 for 1999, $21,836,000 for 2000 (including a non-cash charge of $2,179,000 related to warrants granted in connection with the restructuring of an on-line advertising agreement), and $5,723,000 for 2001.

  Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations". SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company has accounted for the acquisition of PRSI (see Note 10) in accordance with SFAS No. 141.

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which became effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.

SFAS 142 also requires companies to complete a transitional goodwill impairment assessment. In conjunction with the December 28, 2001 acquisition of PRSI, the Company recorded $2,960,000 of intangibles and $8,648,000 in goodwill (Note 10). The Company is expected to perform an initial review of goodwill in 2002 and an annual impairment review thereafter. The Company does not anticipate that it will be required to record an impairment charge upon completion of the initial impairment review.

        In August 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinuance of operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets for Long-Lived Assets to Be Disposed of and APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted and, in general, are to be applied prospectively. The Company does not believe the adoption of SFAS 144 will have a significant impact on its financial statements.

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

        The Company's customers are concentrated in the United States. The Company extends different levels of credit to customers, does not require collateral, and maintains reserves based upon the expected collectability of accounts receivable. The financial loss, should a customer be unable to meet its obligation to the Company, would be equal to the recorded accounts receivable. As of December 31, 2001 and 2000 no customer represented 10% or more of gross accounts receivable. For the years ended December 31, 1999, 2000, and 2001, no single customer exceeded 10% of net revenues of the Company.

  Business Risk

        The Company provides services to its customers using internal and external computer systems. Operations are susceptible to varying degrees of physical and electronic security as well as varying levels of internal support. A disruption in security or internal support could cause a delay in the Company's performance of services that would adversely affect operating results.

        The Company is dependent on a limited number of third party database and other information suppliers. If one or more of the Company's suppliers terminates our existing agreements, the Company might not be able to obtain new agreements with third party suppliers on terms favorable to the Company or at all, which would adversely affect operating results.

5. Prepaids and other current assets:

        Prepaids and other current assets are comprised of the following:

	December 31,
	2000	2001
Debt issuance costs, net of accumulated amortization of $367,000	$—	$733,000
Prepaid insurance	82,000	255,000
Prepaid maintenance services	325,000	333,000
Prepaid advertising	573,000	250,000
Other	308,000	283,000

Total	$1,288,000	$1,854,000

6. Property and Equipment:

        Property and equipment is comprised of the following:

	December 31,
	2000	2001
Computer and office equipment and software	$6,295,000	$10,510,000
Furniture and fixtures	320,000	359,000
Leasehold improvements	940,000	1,002,000

	$7,555,000	11,871,000
Less: accumulated depreciation, including capital lease amortization of $224,000 (2000) and $790,000 (2001)	995,000	2,462,000

Property and equipment, net	$6,560,000	$9,409,000

        Included in property and equipment is equipment purchases under capital leases totaling $1,066,000 in 2000 and $1,733,000 in 2001, respectively. Depreciation expense totaled $195,000, $903,000 and $1,468,000 for 1999, 2000 and 2001, respectively

7. Accrued Liabilities:

        Accrued liabilities are comprised of the following:

	December 31,
	2000	2001
Sales and payroll taxes	$58,000	$57,000
Accrued vacation and payroll	830,000	914,000
Accrued professional fees	90,000	43,000
Severance	—	198,000
Employee-related litigation	—	100,000
Other accrued expenses	528,000	618,000

	$1,506,000	$1,930,000

8. Notes Payable:

        As of December 31, 2000 and 2001, notes payable comprised of the following:

	December 31,
	2000	2001
Convertible notes payable to Pequot Private Equity Fund II, L.P.(1)	$—	$
Convertible notes payable to Pequot Private Equity Fund II, L.P.(2)	—		3,031,000
Other convertible notes payable	—		100,000
Loan payable to former stockholder/executive of the Company, due in monthly installments through July 2001, non-interest bearing	17,000		—
Notes payable to various individuals bearing interest at 10% per annum and repayable in full on demand	—		50,000
Note payable to vendor net of discount of $74,000. The note bears interest at a rate of prime +1% (5.75% at December 31, 2001). Note is payable in monthly installments of $100,000 beginning July 2002.(3)	—		500,000
Vendor financing notes payable	—		215,000
Trade note payable, payable through 2002, bearing interest at 10% per annum, quarterly principal payments of $150,000	621,000		—

Total Notes Payable	638,000		3,896,000
Less current portion	617,000		3,896,000

Notes payable, net of current portion	$21,000		$—

(1)
February 2001 and March 2001, Pequot Private Equity Fund II, L.P. ("Pequot") advanced the Company an aggregate of $10,000,000 from the issuance of $10,150,000 of promissory notes that were convertible into Series A-1 Convertible Preferred Stock. The promissory notes bore interest at a rate of seven percent (7%) per annum, and, if not previously converted into Series A-1 Preferred Stock, were due and payable on April 1, 2002. On June 5, 2001, the promissory notes and accrued interest and a previously issued Series A Preferred Stock were converted to 203,113 shares of Series A-1 Preferred Stock with a conversion price of $0.48237 per common share. The Company recorded as additional interest expense a non-cash charge of $445,000 for a contingent beneficial conversion feature ("BCF") relating to the March 2001 note. The BCF was computed based on the difference between the effective conversion price per share and the fair value of the common stock on the commitment date of the March 30, 2001 note, multiplied by the most beneficial number of shares into which the promissory note was convertible. To induce Pequot to advance the purchase price of the Series A-1 Convertible Preferred Stock in the form of the promissory notes, the Company agreed to issue to Pequot a warrant to purchase up to 5,000 shares of the Series A-1 Convertible Preferred Stock at an initial purchase price of $100 per share. In accordance with Accounting Principles Board Opinion No. 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", the relative fair value of the warrants of $250,000 was recorded as additional debt issuance costs in the second quarter of 2001.

(2)
In December 2001, the Company issued a $3,500,000 promissory note to Pequot. The promissory note bears interest at a rate of eight percent (8%) per annum and, if not previously converted into common stock, is due and payable on December 20, 2002. The note is convertible on approval by the shareholders of the Company or waiver of shareholder approval by the NASD. The conversion price is the lower of (a) $0.783 or (b) 90% of the 10-day average closing bid price of the Company's common stock prior to the earlier of the date the Company receives (x) approval from its stockholders or (y) the approval of the Nasdaq National Market for the transaction. The holders have the right to convert at a lower conversion price in the event that the Company issues securities at a lower share price. The Company may record a beneficial conversion feature as an additional charge to interest expense, in the event that the note becomes convertible. In connection with this note, the Company issued to Pequot a warrant to purchase 1,340,996 (1,117,497 as of December 31, 2001) shares of common stock at an exercise price of $1.044 per share. The warrants expire on December 20, 2005. In accordance with Accounting Principles Board Opinion No.14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", the relative fair value of the warrants of $452,000 is being recorded as additional interest expense over the term of the note. As of December 31, 2001, the Company has amortized approximately $14,000 as debt issuance costs. The Company has recorded legal expenses of the offering of approximately $40,000 as a discount to the note.

(3)
In the event that the Company closes a financing, as defined, in excess of $10,000,000, the then outstanding balance becomes due within 90 days after the financing. In connection with the renegotiation of this debt, the Company issued a ten year warrant to purchase 80,000 shares of common stock at an exercise price of $0.01 per share. The Company has recorded the fair value of the warrants of $74,000 as a discount to the note payable.

9. Bank Debt:

        In September 2001, the Company entered into a loan and security agreement ("Loan Agreement") with a bank for a $3.0 million credit facility. The facility consists of a revolving credit line totaling $2,000,000 with a $1,000,000 letter of credit sublimit and an equipment line totaling $1,000,000. Up to 30% of the equipment line may be used for the purchase of software. Borrowings under the revolving credit line bear interest at the prime rate plus 2.5% (7.25% at December 31, 2001) and are due and payable on September 11, 2002. Principal payments under the equipment line are due in equal monthly installments for hardware advances and in 18 equal installments for software advances and bear interest at the rate of prime rate plus 2.75% (7.5% at December 31, 2001). The credit facility is collateralized by all of the personal property of the Company, tangible and intangible.

        In connection with the Loan Agreement, the Company issued the bank a warrant to purchase 3,750 shares of the Company's Series A-1 Convertible Preferred Stock with an exercise price of $100 per share. The series A-1 Convertible Preferred Stock is convertible into 777,412 shares of the Company's common stock at a price of $0.48237 per share. As a result of the issuance of the warrant, the Company has recorded non-cash debt issuance costs in the amount of $1.1 million which are being amortized over the life of the facility. Debt issuance costs are included in other current assets in the accompanying balance sheet. As of December 31, 2001, the Company has amortized $367,000 of the debt issuance costs.

        At December 31, 2001, $1,375,000 was outstanding under the Loan Agreement. In October 2001 the Company issued a standby letter of credit under the facility on behalf of its landlord for $1,000,000, releasing $1,000,000 from restricted cash. The amount of the letter of credit automatically reduces by $83,333 per month beginning in January 2002. As of March 2002, the standby letter of credit was reduced to $750,000.

        The credit facility contains a number of significant financial covenants including minimum liquidity, operating performance, EBITDA variance and monthly cash burn with which the Company must comply. Beginning in September 2001, the Company was not in compliance with certain of these financial covenants. On December 24, 2001, the Company entered into a Forbearance Agreement with the bank due to its failure to comply with certain financial covenants under the terms of the agreement. The bank agreed to suspend the financial covenant compliance requirement and forbear from exercising its rights and remedies under the loan agreement, including termination of the loan agreement, until February 28, 2002.

        In connection with the forbearance agreement, the Company issued the bank a warrant to purchase 121,328 shares of the Company's common stock with an exercise price of $0.783 per share. As a result of the issuance of the warrant, the Company recorded a non-cash charge of $89,000, which is included in debt issuance costs for 2001. In April 2002, the Company amended its loan and security agreement (see Note 16).

10. Acquisition of Professional Resource Screening, Inc.

        On December 28, 2001 the Company acquired 100% of the securities of PRSI. PRSI is a privately held background screening company which serves more than 200 customers. The acquisition has been accounted for under the purchase method of accounting. The purchase price of $14,353,000 consists of the present value of future installment obligations to be made to the selling shareholders, common stock and advances made to PRSI. In connection with the Merger Agreement (the "Merger Agreement"), the Company will make installment payments totaling $3,000,000. The installment obligations of $3,000,000 bear no interest, have been discounted by $444,000, and mature as follows:

Years Ending December 31,
2002	$930,000
2003	550,000
2004	1,520,00

Total	3,000,000
Less amount representing interest	(444,000)

2,556,000
Less current portion	902,000

Non-current portion	$1,654,000

        Installment obligations of $1,520,000 may be accelerated in the event of PRSI achieving certain profitability and cash flow milestones.

        The Merger Agreement also provides for an earnout whereby the selling shareholders of PRSI may be eligible for up to $1,500,000 in additional consideration after meeting certain profitability and revenue targets over the next three fiscal years.

        In accordance with the Merger Agreement, on December 28, 2001, the Company issued 8,148,148 shares of common stock to the selling shareholders. The Company was also required to issue additional stock consideration on January 30, 2002, in the event that the share price of US SEARCH was below $1.35. On January 31, 2002, the Company issued an additional 651,852 shares of common stock. The fair value of the stock consideration of $11,000,000 was determined in accordance with EITF 97-15 "Accounting for Contingency Arrangements Based on Security Prices in a Purchase Business Combination" based on an amount equal to the lower of the target value of $11,000,000 and the maximum number of shares that could have been issued multiplied by the fair value per share at the date of acquisition.

        The purchase price of $14,353,000 has been reduced by the portion of the stock consideration that is considered to have been conditionally issued pending the outcome of a revenue contingency. In the event that net revenues for PRSI for 2002 are less than $9,000,000, the selling shareholders will be required to return $500,000 plus any shortfall in revenues below $9,000,000 in cash or company stock. In accordance with SFAS 142, the Company has not recorded $4,500,000 of the purchase price representing that portion of the purchase price which is deemed contingent. Management has determined that achieving a revenue threshold above $5,000,000 cannot be determined beyond a reasonable doubt as specified in SFAS 142. The purchase price was determined as follows:

Fair value of US Search common stock	$11,000,000
Installment payments (principal of $3,000,000 less imputed interest of $444,000)	2,556,000
Cash advances from US Search to PRSI in the form of notes payable	470,000
Acquisition-related costs	327,000

Purchase price	14,353,000
Less, contingent portion of purchase consideration	(4,500,000)

Net purchase price recorded at closing	$9,853,000

        The fair value of assets and liabilities assumed was as follows:

Current assets	$664,000
Property and equipment	577,000
Other assets	80,000
Current liabilities	(2,920,000)
Non-current liabilities	(156,000)
Intangible assets	2,960,000
Goodwill	8,648,000

Net purchase price	$9,853,000

        Identifiable intangible assets are comprised of customer lists of $2,900,000 and a covenant not to compete of $60,000, which are being amortized on a straight-line basis over a 10 and 3-year period, respectively. The expected aggregate amortization of intangible assets is $310,000 (2002), $310,000 (2003), $310,000 (2004), $290,000 (2005), $290,000 (2006) and $1,450,000 thereafter.

        The results of operations of PRSI have been included in the Company's consolidated results from the acquisition date, which for administrative purposes is as of December 31, 2001. The following unaudited pro forma information presents a summary of the consolidated results of the Company and PRSI had the acquisition occurred on January 1, 2000:

	2000	2001
	In Thousands
Net revenues	$32,212	$26,382
Net loss	$(29,397)	$(12,910)
Net loss attributable to common stockholders	$(34,478)	$(25,588)
Loss per share attributable to common stockholders	$(1.29)	$(0.96)

        These unaudited pro forma results have been prepared for comparative purposes only and include material adjustments, such as amortization of identifiable intangible assets and interest on installment obligations. The results do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on January 1, 2000, or of future results of operations of the consolidated company.

11. Related-Party Transactions:

        In January 1999, Kushner-Locke agreed to provide a credit facility up to $5,500,000 of bridge financing to the Company in the form of a convertible subordinated note ("Note") bearing interest at 10% per annum. The Note was convertible, at the option of Kushner-Locke, into 2,493,651 shares of common stock at the rate of one share of common stock per $2.21 of principal and/or accrued and unpaid interest. The Note included a 10% origination fee totaling $550,000 payable to Kushner-Locke for providing the credit facility. The origination fee was amortized on a straight-line basis over the first six months of 1999. Notes payable on demand to Kushner-Locke of $1,200,000 outstanding as of December 31, 1998 were converted to the Note in January 1999. The Note had a beneficial conversion feature ("BCF") since it was convertible at a discount to the deemed fair value of the common stock. Since conversion was at the option of the holder at any time prior to maturity, the value assigned to the BCF was immediately recorded as interest expense at the date of each borrowing. The BCF was calculated using the intrinsic value methodology based on the difference between the deemed fair value of the underlying common stock and the conversion price on the Note of $2.21. The value assigned to the BCF was limited to the amount of each borrowing. For the year ended December 31, 1999, the Company recorded $4,639,000 as additional interest expense related to the BCF. In June 1999, the note was converted into 2,493,651 shares of common stock.

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

12. Commitments and Contingencies:

  Operating and Capital Lease Commitments

        The Company leases its Los Angeles, California headquarters under an operating lease that expires November 30, 2004, if not renewed. The Company has an option to renew the lease for a term of 60 months. The Company also leases office space in Northern California, where PRSI is located. The lease expires October 31, 2005. The Company has operating lease agreements for other office equipment. The Company also has entered into capital lease agreements for their telephone system and other office and computer equipment.

        Rent expense pertaining to all operating leases for the years ended December 31, 1999, 2000, and 2001 was approximately $297,000, $937,000, and $1,050,000 respectively.

        The future minimum lease payments under capital leases and noncancellable operating leases at December 31, 2001, are as follows:

Years Ending December 31,	Capital Leases	Operating Leases
2002	$315,000	$1,508,000
2003	139,000	1,539,000
2004	25,000	1,467,000
2005	4,000	425,000
2006	—	38,000

Total minimum obligations	483,000	$4,977,000

Less interest	(47,000)

Present value of minimum obligations	436,000
Less current portion	280,000

Non-current obligations at December 31, 2001	$156,000

  Employment Agreements

        The Company has entered into employment agreements with certain key management. The agreements provide for base salaries ranging from $100,000 to $400,000, eligibility for options, performance bonuses and severance payments. In the year ended December 31, 2001, in connection with the termination of a key executive, the Company modified the terms of an option agreement. In connection with the modification, the Company recorded a non-cash charge of $68,000 in the accompanying statement of operations.

  Strategic Alliance Commitments

        The Company has several cancelable and non-cancelable distribution and marketing agreements with various Internet companies. Terms of these agreements provide for varying levels of exclusivity and minimum and maximum fees payable based on the number of banners, buttons and text links displayed on affiliate web sites. The Company's minimum non-cancelable payments under these agreements for the year ending December 31, 2002 is $2,725,000.

  Purchase Commitments

        The Company has entered into an agreement with a supplier of online public record data. The minimum non-cancelable payments under this agreement are $828,000 in 2002 and $690,000 in 2003. In connection with this agreement, the Company issued a five-year warrant to purchase 250,000 shares of common stock at an exercise price of $0.84 per share.

  Litigation

        On April 3, 2000, a two count trade name and service mark complaint was filed against the Company in the United States District Court for the Eastern District of Virginia, styled U.S. Search, LLC v USSearch.com Inc. Civil Action No. 00- 554-A. On January 26, 2001, the Company's motion for summary judgment was granted and the court ordered that both counts of plaintiff's complaint be dismissed with prejudice. Plaintiff has appealed the judgment to the U.S. Court of Appeals, Fourth Circuit. The parties are awaiting the outcome of the appeal. Management does not believe that the outcome of this matter will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

        In May 2001, ChoicePoint, Inc., the successor entity to DBT Online, Inc., served the Company with a complaint that it filed in Palm Beach County, Florida alleging breach of contract, fraudulent misrepresentation, unjust enrichment, quantum meruit and breach of the implied covenant of good faith and fair dealing. ChoicePoint is seeking approximately $1.5 million in damages, as well as interest and attorneys' fees. The Company removed this action to the United States District Court for the Southern District of Florida. The United States District Court for the Southern District of Florida ordered the matter to arbitration. The Company believes that it has meritorious defenses to all of ChoicePoint's claims and that some of the allegations contained in the complaint are without merit and were filed maliciously and in bad faith. The Company intends to defend this action vigorously. The Company also believes that it has meritorious counterclaims against ChoicePoint. The costs related to this litigation regardless of the outcome, including litigation support professionals, could be significant. While the outcome of this matter is difficult to predict, management believes that the loss, if any, will not exceed the amount the Company has accrued in the financial statements as of December 31, 2001.

        From time to time, the Company has been party to other litigation and administrative proceedings relating to claims arising in the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

13. Capitalization:

  Preferred Stock

        The board of directors has the authority, without further action by the stockholders, to issue up to 650,000 shares of preferred stock, $0.001 par value, in one or more series and to fix the powers, preferences, rights and qualifications, limitations or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of the series.

        On September 9, 2000, the Company issued 100,000 shares of Series A mandatorily redeemable preferred stock ("Series A Preferred Stock"), stated value $100 per share, and warrants to purchase 75,000 of Series A Preferred Stock to an investor for gross proceeds of $10 million. The warrants were exercisable for $100 per share at any time from the date of issuance through September 2005. The investor was also required to purchase in a second tranche an additional 100,000 shares of Series A Preferred Stock for $100 per share in the event the Company met certain performance metrics and other requirements. In February and March 2001, the net proceeds of the second tranche totaling $10 million were received by the Company in the form of convertible notes payable. The notes were converted into Series A-1 convertible preferred stock in June 2001 as discussed below.

        In connection with the offering the Company incurred legal, accounting and other offering expenses of approximately $537,000. The net proceeds of the offering of $9,463,000 were allocated, based on an estimated relative fair value, between the issuance of Series A Preferred Stock ($5,911,000) and the warrants and right to invest in the second tranche ($3,552,000). The amount ascribed to the warrants and the right to invest in the second tranche was accreted to the carrying value of the Series A Preferred Stock over the redemption period. Accretion for the period from issuance to December 31, 2000 and for the year ended December 31, 2001 was approximately $156,000 and $203,000, respectively.

        During the third quarter ended September 30, 2000, the Company recorded a non-cash charge to the net loss attributable to common stockholders of $1,029,000 relating to a beneficial conversion feature ("BCF"). The beneficial conversion feature was computed based on the difference between the fair market value of the stock on the date of close of the agreement ($1.875 on September 9, 2000) and the conversion price of $1.70, multiplied by the number of shares into which the preferred stock is convertible.

        During the fourth quarter of 2000, the EITF issued EITF Abstract No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" which included guidance on the computation of BCFs. Pursuant to EITF 00-27, the Company was required to record as a cumulative adjustment in the fourth quarter an additional BCF of $3,754,000 as a charge to net loss attributable to common stockholders for a change in the accounting for the computation of BCFs. Under the revised guidance of EITF 00-27, the BCF was computed based on the difference between the fair market value of the stock on the date of close and the effective conversion price multiplied by the most beneficial number of common shares into which the Series A Preferred Stock is convertible. The effective conversion price is determined by dividing the relative fair value allocated to the Series A Convertible Preferred Stock by the most beneficial number of shares on the closing date of the preferred stock that the preferred stock was convertible into.

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

        Pursuant to the Agreement, Pequot exchanged all of the outstanding shares of Series A Preferred Stock it purchased in September 2000, delivered to the Company for cancellation the Series A Warrant to purchase up to 75,000 additional shares of Series A Preferred Stock that was issued in connection with the September transaction, and converted two promissory notes bearing interest at an annual rate of 7% in the aggregate amount of $10.150 million for 203,113 shares of Series A-1 Preferred.

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

  Conversion

        The Series A-1 Preferred is convertible at any time after the effectiveness of an increase in the authorized number of shares of common stock of the Company sufficient to allow the conversion of the Series A-1 Preferred into common stock. The conversion price per share of the Series A-1 Preferred shall be $0.48237, subject to adjustment under certain circumstances. As of December 31, 2001 the Company has reserved 42,107,303 shares of common stock for the conversion of the Series A-1 Preferred Stock.

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

  Stock Incentive Plans

        In July 1998, the Board adopted, and the stockholders of the Company subsequently approved, the 1998 Stock Incentive Plan (the "1998 Plan") in order to attract and retain employees (including officers and employee directors), directors and independent contractors, and consultants to the Company. An aggregate of 22,000,650 shares of common stock, subject to adjustment for stock splits, stock dividends and similar events, has been authorized for issuance upon exercise of options, stock appreciation rights ("SARs"), restricted stock awards ("restricted awards"), and performance share awards ("performance awards").

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

        In the event a holder of an option, SAR, restricted award, or performance award ceases to be employed by the Company: all unvested options and SARs are forfeited, all vested options and SARs may be exercised within a period not to exceed 12 months, all vested SARs granted independently of options are exercisable in accordance with the award agreement, all unvested restricted and performance awards are forfeited, and all vested restricted and performance awards are exercisable in accordance with the award agreement. No SARs were granted as of December 31, 2001 and 2000.

  Non-Employee Directors' Stock Option Plan

        In February 1999, the Company adopted the 1999 Non-Employee Directors' Stock Option Plan and reserved 817,373 shares of common stock for issuance thereunder. Under the plan each non-employee director is granted options for 35,364 shares of common stock on the date of initial appointment to the board of directors. Additionally, each non-employee director will receive an additional grant of 9,067 shares of common stock annually, which will be pro rated if the non- employee director has not served for the entire preceding period.

        The options are granted at 100% of fair market value on the date of grant and have a ten-year term. The options vest as follows: initial appointment grants vest 1/3rd of the shares on each anniversary from the date of grant and the annual grants vest 1/12th of the shares each month for 12 months after the date of grant. In the event the services of the holder are terminated, the holder may only exercise vested options at the date of termination within the earlier of 12 months from termination (18 months if termination as a result of the options holder's death) or the expiration of the term of the option.

  2000 Stock Incentive Plan

        In May 2000 the Company adopted the 2000 stock incentive plan (the "2000 plan") and during the year, reserved 4,000,000 shares of common stock for issuance of options, SARs and restricted stock awards to key employees and consultants who, except for newly-hired employees, are not officers or directors of the Company. Options granted under the 2000 plan have a maximum life of 10 years and must be granted at fair value. No SARs or restricted stock awards have been granted as of December 31, 2001.

        A summary of the changes in the Company's stock options for the three years ended December 31, 2001 is presented below:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 1998	—	$—
Granted	1,803,210	5.23
Forfeited	(103,337)	5.91

Outstanding at December 31, 1999	1,699,873	5.19
Granted	7,868,735	3.08
Exercised	(516,600)	3.10
Forfeited	(962,050)	5.01

Outstanding at December 31, 2000	8,089,958	3.30
Granted	12,039,692	0.72
Exercised	(96,666)	0.47
Forfeited	(3,021,081)	1.45

Outstanding at December 31, 2001	17,011,903	1.78

Options exercisable at December 31, 2001	4,733,166	2.43
Options available for future grant	9,806,120

        The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
Under $3.00	14,990,138	9.34	$0.97	3,827,291	$1.19
$3.00-5.00	306,456	8.02	3.85	165,554	3.92
$7.51-10.00	1,695,309	8.06	8.44	730,321	8.45
Over $10.00	20,000	7.76	11.13	10,000	11.13

	17,011,903			4,733,166

  Fair Value Disclosures

        Prior to the Company's initial public offering, the fair value of each option grant was determined on the date of grant using the minimum value method. Subsequent to the offering, the fair value was determined using the Black-Scholes model. The weighted average fair market value of an option granted during 1999, 2000 and 2001 was $3.27, $1.83, and $0.38, respectively. Except for the volatility assumption which was only used under the Black-Scholes model, the following range of assumptions was used to perform the calculations: expected life of 3.5 years; risk-free interest rate ranges of 4.3% to 4.86%; expected volatility of 80%; and no expected dividend yield. Because additional stock options are expected to be granted each year, the following pro forma disclosures below are not representative of pro forma effects on reported financial results for future years.

        The Company accounts for stock-based compensation in accordance with the provisions of APB 25. Had compensation expense been determined based upon the fair market value at the grant dates, as prescribed in SFAS 123, the Company's results for the year ended December 31, 1999, 2000, and 2001 would have been as follows:

	1999	2000	2001
Net Loss
As reported	$(26,377,000)	$(29,362,000)	$(11,937,000)
Pro forma	$(27,042,000)	$(32,694,000)	$(15,927,000)
Loss per share—basic and diluted
As reported	$(1.94)	$(1.93)	$(1.38)
Proforma	$(1.99)	$(2.12)	$(1.60)

  Warrants

        The following warrants are outstanding at December 31, 2001:

Description	Number		Exercise Price Per Share	Expiration Date
Common stock warrants—vendor	1,750,000	(1)	$0.01	September 2010
Series A-1 Preferred Stock warrants—Pequot	5,000		$100	March 2010
Series A-1 Preferred Stock warrants—bank	3,750		$100	September 2008
Common stock warrants—vendor	250,000	(2)	$0.84	October 2006
Common stock warrants—Pequot	1,117,497		$1.044	December 2005
Common stock warrants—vendor	80,000	(2)	$0.01	December 2011
Common stock warrants—bank	121,328		$0.783	December 2008

(1)
In September 2000, the Company issued warrants to purchase 1,750,000 shares of common stock for $0.01 per share, in connection with the restructuring of one of its online advertising agreements. The non-forfeitable warrants have a ten-year term and are exercisable from the date of issuance. The Company has recorded a non-cash charge of approximately $2,179,000 in connection with these warrants.

(2)
From time to time the Company issues warrants to its vendors in conjunction with the restructuring of an agreement or payments terms. The Company has recorded non-cash charges of $217,000 of which $12,000 has been amortized.

14.  Income Taxes:

        Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

        Significant components of the Company's deferred taxes consisted of the following at December 31, 2000 and 2001:

	December 31,
	2000	2001
Deferred tax assets:
Net operating loss carryforwards	$19,914,000	$24,565,000
Allowance for doubtful accounts	10,000	—
Accrued liabilities	172,000	133,000
Below market value options	393,000	10,000
Cash to accrual adjustment	375,000	—
Vacation accrual	89,000	122,000

Total deferred tax assets	20,953,000	24,830,000
Less, Valuation allowance	(20,655,000)	(23,231,000)

Net deferred tax assets	298,000	1,599,000

Deferred tax liabilities:
Depreciation and amortization	(298,000)	(1,599,000)

Net deferred tax liabilities	(298,000)	(1,599,000)

Net deferred tax	$—	$—

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

        As of December 31, 2001 the Company had federal and state net operating loss carryforwards of approximately $66.2 million and $35.5 million, respectively. The federal net operating loss carryforwards will begin to expire in 2017, and the state net operating loss carryforwards will begin to expire in 2002. The Company's ability to utilize net operating loss carryforwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, occurs in the future.

        The Company's effective tax rate for the years ended December 31, 1999, 2000, and 2001 differ from the statutory federal income tax rate as follows:

	1999	2000	2001
Tax provision at the statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	0.3%	(2.8)%	(2.4)%
Change in valuation allowance	33.7%	34.7%	29.1%
Stock Options and warrants	—	2.1%	7.3%

	—	—	—

15.  Supplemental Cash Flow Disclosure:

        Supplemental cash flow disclosure is comprised of:

	1999	2000	2001
Cash paid during the year for:
Interest	$358,000	$108,000	$68,000
Income taxes	1,000	1,000	1,000
Non-cash investing and financing activities:
Conversion of notes payable to convertible preferred stock	—	—	10,000,000
Issuance of warrant in connection with the bank financing	—	—	1,189,000
Issuance of warrants in connection with convertible notes payable and Series A-1 preferred stock	—	—	702,000
Inception of capital leases	—	596,000	—
Conversion of trade payable to Note payable	—	971,000	451,000
Conversion of notes payable to common stock	5,500,000	—	—

16.  Subsequent Events

        On January 18, 2002, the Company issued 8% Convertible Promissory Notes due January 17, 2002 in the aggregate principal amount of $4.6 million and five year warrants to purchase up to an aggregate of 1,782,176 shares of common stock at an initial exercise price of $1.044 per share. These notes are convertible into the number of shares of common stock calculated by dividing the amount of principal and accrued but unpaid interest due under the notes by the lower of i) $0.783 or (ii) 90% of the 10-day average closing bid price of the Company's common stock on the Nasdaq National Market for the 10 business days prior to the conversion date of the notes. These notes automatically convert into common stock upon receipt of the approval of the stockholders of the issuance of the shares of common stock underlying the notes. If the notes have not converted into common stock prior to January 17, 2003, the Company must repay the principal and all accrued but unpaid interest. The Company expects to present to its stockholders at the 2002 Annual Meeting of Stockholders a proposal to approve the issuance of the shares of common stock underlying this note.

        On March 15, 2002, the Company sold 8% Convertible Promissory Notes due December 20, 2002 in the aggregate principal amount of $6.1 million ($5.7 million net of issuance costs) and five year warrants to purchase up to an aggregate of 2,144,118 shares of our common stock at an initial exercise price of $1.044 per share. These notes are convertible into the number of shares of common stock calculated by dividing the amount of principal and accrued but unpaid interest due under the notes by the lower of (i) $0.85 and (ii) the 10-day average closing bid price of the Company common stock on the Nasdaq National Market for the 10 business days prior to the conversion date of the notes. These notes automatically convert into common stock upon receipt of the approval of the Company's stockholders of the issuance of the shares of common stock underlying the notes. If the notes have not converted into common stock prior to December 20, 2002, the Company must repay the principal and all accrued by unpaid interest. The Company expects to present to its stockholders at the 2002 Annual Meeting of Stockholders a proposal to approve the issuance of the shares of common stock underlying the notes.

        The Company will record a beneficial conversion feature on both the January and March notes when they become convertible upon stockholder approval.

        On April 1, 2002, the Company entered into an agreement with the bank to amend its September 2001 loan and security agreement ("Amendment Number One"). The September 2001 facility has been amended to increase the revolving credit line to $3,000,000 from $2,000,000, of which $1,000,000 has been designated as a borrowing base line. Amounts under the borrowing base line may be advanced based on up to 80% of eligible receivables as defined in the agreement. Borrowings under the revolving credit line are due and payable on March 26, 2003.

        The September agreement was also amended to remove the letter of credit sublimit from the revolving credit line. Under Amendment Number One, the Company will maintain a deposit with the bank of $750,000 to collateralize its outstanding standby letter of credit. The letter of credit and the required deposit will reduce by $83,333 per month and mature on November 30, 2002.

        Significant financial covenants with which the Company must comply under Amendment Number One include operating performance, minimum EBITDA requirements and a debt/tangible net worth ratio. Effective March 31, 2002, the Company is also required to maintain not less than $1,250,000 of its unrestricted cash in deposit with the bank at all times.

        In connection with the waiver and amendment agreement, the Company has agreed to issue the bank a warrant to purchase $40,000 of the Company's common stock.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US SEARCH.COM.INC (Registrant)
Dated: April 1, 2002
/s/ BRENT N. COHEN Brent N. Cohen, Chief Executive Officer and Director
Dated: April 1, 2002
/s/ CINDY SOLOVEI Cindy Solovei Vice President, Finance and Acting Chief Financial Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brent N. Cohen and Cindy Solovei, or either of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

        In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates stated.

US SEARCH.COM INC. (Registrant)
Dated: April 1, 2002
/s/ PETER LOCKE Peter Locke Director
Dated: April 1, 2002
/s/ LAWRENCE D. LENIHAN, JR. Lawrence D. Lenihan, Jr. Director

Dated: April 1, 2002
/s/ BRENT N. COHEN Brent N. Cohen Chief Executive Officer and Director
Dated: April 1, 2002
/s/ ALAN C. MENDELSON Alan C. Mendelson Director
Dated: April 1, 2002
/s/ THOMAS W. PATTERSON Thomas W. Patterson Director
Dated: April 1, 2002
/s/ HARRY CHANDLER Harry Chandler Director

Item 14. Exhibits and Reports on Form 8-K

        (a)(3)    Exhibits:

Exhibit No.	Description
2.1††††
Agreement and Plan of Merger, dated as of December 28, 2001, by and among the Registrant, US SEARCH Screening Services, Inc., Professional Resource Screening, Inc., Irwin R. Pearlstein, David Pearlstein and Cheryl Pearlstein-Enos
3.1*	Certificate of Incorporation
3.1.1*	Certificate of Amendment of Certificate of Incorporation, dated May 12, 1999, changing corporate name to US SEARCH.com Inc.
3.1.2**	Amended Certificate of Designations of Series A Convertible Preferred Stock of US SEARCH.com Inc.
3.1.3†††	Certificate of Designations of Series A-1 Convertible Preferred Stock
3.2*	Bylaws
4.1*	Form of Common Stock Certificate
4.2******	Convertible Subordinated Promissory Note dated February 28, 2001
4.2.1*******	First Amendment to Convertible Subordinated Promissory Note dated March 30, 2001
4.3*******	Convertible Subordinated Promissory Note dated March 30, 2001
4.4********	Loan and Security Agreement dated September 12, 2001, by and between US SEARCH.com Inc. and Imperial Bank
4.5†††††	Convertible Promissory Note, dated December 20, 2001, by the Registrant in favor of Pequot Private Equity Fund II, L.P.
4.6††††††	Form of Convertible Promissory Note, dated January 18, 2002, by the Registrant in favor of certain Purchasers
10.1*	Form of Indemnity Agreement between US SEARCH and its directors and officers
10.2*	1998 Amended and Restated Stock Incentive Plan
10.2.1*	Form of 1998 Stock Incentive Plan Stock Option Award Agreement between US SEARCH and its employees, directors, and consultants
10.3*	1999 Non-Employee Directors' Stock Option Plan
10.3.1*	Form of 1999 Non-Employee Directors' Stock Option Plan Nonstatutory Stock Option between US SEARCH and its non-employee directors
10.3.2*	Form of 1999 Non-Employee Directors' Stock Option Plan Notice of Exercise between US SEARCH and its non-employee directors
10.4*	Standard Office Lease—Gross, dated January 24 1996, between US SEARCH and Daishin U.S. A. Co., Ltd.
10.4.1*	Addendum to Standard Lease—Option(s) to Extend, dated January 24, 1996, between US SEARCH and Daishin U.S.A. Co., Ltd.
10.5*	Amended and Restated Employment Agreement, date September 14, 1998, between US SEARCH and Nicholas Matzorkis
10.6*	Employment Agreement, dated February 3, 1999, between US SEARCH and C. Nicholas Keating, Jr.

10.7*	Employment Agreement, dated March 18, 1999, between US SEARCH and William G. Langley
10.8*	Employment Agreement, dated March 17, 1999, between US SEARCH and Robert J. Richards
10.9*	Employment Agreement, dated March 18, 1999, between US SEARCH and Meg Shea-Chiles
10.10*	Administrative Services Agreement, dated July 1, 1998, between The Kushner-Locke Company and US SEARCH
10.11†*	Addendum to Lycos, Inc. Advertising Contract, dated March 1, 1999, between US SEARCH and Lycos, Inc.
10.11.1†*	Lycos, Inc. Advertising Contract, dated February 1, 1999, between Lycos, Inc. and US SEARCH
10.12†*	Amended and Restated Content Provider Agreement dated as of August 24, 1998, between InfoSpace, Inc., US SEARCH and The Kushner-Locke Company (the "InfoSpace Agreement")
10.13*	Settlement Agreement, dated September 14, 1998, by and among The Kushner-Locke Company, Nicholas Matzorkis and US SEARCH.
10.14*	Shareholders' Agreement dated September 14, 1998, by The Kushner-Locke Company and Nicholas Matzorkis.
10.15†*	Amendment to the InfoSpace Agreement dated March 15, 1999
10.16†*	Advertising Agreement and Insertion Orders date September 4, 1998, between InfoSeek Corporation and US SEARCH
10.17†*	Terms and Conditions and Sponsorship Proposal dated March 2, 1999, and Addendum to contract dated March 11, 1999, between Snap! LLC and US SEARCH
10.18†*	Advertising and Promotion Agreement dated June 7, 1999 between Yahoo! Inc. and US SEARCH.
10.19†**	Data Processing Service Agreement dated July 1, 1999 between DBT Online, Inc. and US SEARCH.com Inc.
10.20***	Lease Agreement dated September 9, 1999 between US SEARCH.com Inc. and The Mortensen Trust
10.21****	Employment Agreement, dated February 3, 2000, between US SEARCH and Brent N. Cohen
10.22*****	Contract Cancellation, Settlement and Release Agreement, dated as of September 29, 2000, by and between US SEARCH.com Inc., and The Kushner-Locke Company, and InfoSpace, Inc.
10.23******	Sales Agency Agreement, dated as of October 1, 2000, by and between US SEARCH.com Inc. and InfoSpace, Inc.
10.24*****	Registration Rights Agreement, dated as of September 29, 2000, by and between US SEARCH.com Inc. and InfoSpace, Inc.
10.25*****	Warrant, dated September 29, 2000, by US SEARCH.com Inc. in favor of InfoSpace, Inc.
10.26*****	Promissory Note, dated August 23, 2000, by US SEARCH.com Inc. in favor of Lycos, Inc.

10.27†******	Second Amendment to Advertising and Promotion Agreement between Yahoo! Inc. and USsearch.com Inc. dated January 30, 2001
10.28†******	Agreement between RiskWise, L.L.C. and US SEARCH.com Inc. dated March 1, 2001
10.29†††	Preferred Stock Exchange and Purchase Agreement, dated June 5, 2001, by and between US SEARCH.com Inc. and Pequot Private Equity Fund II, L.P.
10.30†††	First Amendment to Investors' Rights Agreement, dated June 5, 2001, by and between US SEARCH.com Inc. and Pequot Private Equity Fund II, L.P.
10.31†††	Warrant, dated June 5, 2001, by US SEARCH.com Inc. in favor of Pequot Private Equity Fund II, L.P.
10.32†††	First Amendment to Stockholders Agreement, dated June 1, 2001, by and among US SEARCH.com Inc., Pequot Private Equity Fund II, L.P. and The Kushner-Locke Company
10.33††††	Escrow Agreement, dated as of December 28, 2001, by and among US Search.com Inc., Comerica Bank —California, Irwin R. Pearlstein, David Pearlstein and Cheryl Pearlstein-Enos
10.34††††	Registration Rights Agreement, dated as of December 28, 2001, by and among US Search.com Inc., Irwin R. Pearlstein, David Pearlstein and Cheryl Pearlstein-Enos
10.35††††	Security Agreement, datedcas of December 28, 2001, by and among US Search.com Inc., Irwin R. Pearlstein, David Pearlstein and Cheryl Pearlstein-Enos
10.36††††	Employment Agreement, dated as of December 28, 2001, by and between US Search.com Inc. and Irwin R. Pearlstein
10.37††††	Employment Agreement, dated as of December 28, 2001, by and between US Search.com Inc. and David Pearlstein
10.38††††	Employment Agreement, dated as of December 28, 2001, by and between US Search.com Inc. and Cheryl Pearlstein-Enos
10.39†††††	Purchase Agreement, dated December 20, 2001, by and between the Registrant and Pequot Private Equity Fund II, L.P.
10.40†††††	Warrant, dated December 20, 2001, by the Registrant in favor of Pequot Private Equity Fund II, L.P.
10.41†††††	Registration Rights Agreement, dated December 20, 2001, by and between the Registrant and Pequot Private Equity Fund II, L.P.
10.42††††††	Form of Purchase Agreement, dated January 18, 2002, by and between the Registrant and certain Purchasers of 8% Convertible Promissory Notes
10.43††††††	Form of Warrant, dated January 18, 2002 by the Registrant in favor of Purchasers of 8% Convertible Promissory Notes

10.44††††††	Form of Registration Rights Agreement, dated January 18, 2002, by and between the Registrant and Purchasers of 8% Convertible Promissory Notes
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Accountants, PricewaterhouseCoopers LLP
24.1	Power of Attorney (see signature page)

*	Filed with the Company's Registration Statement on Form 1, File No. 333-76099, declared effective on June 24, 1999, incorporated herein by reference.
**	Filed with the Company's Quarterly Report on Form 10-Q for the period ending June 30, 1999, incorporated herein by reference.
***	Filed with the Company's Quarterly Report on Form 10-Q for the period ending September 30, 1999, incorporated herein by reference.
****	Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1999, incorporated herein by reference
*****	Filed with the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2000 incorporated by reference.
******	Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2000, incorporated herein by reference.
*******	Filed with the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2001, incorporated herein by reference.
********	Filed with the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2001, incorporated herein by reference.
†
Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for an order granting confidential treatment of such information in accordance with Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.
††	Filed as Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed September 15, 2000, incorporated herein by reference.
†††	Filed with the Company's Current Report on Form 8-K filed June 8, 2001, incorporated herein by reference.
††††	Filed with the Company's Current Report on Form 8-K filed January 10, 2002, incorporated herein by reference.
†††††	Filed with the Company's Current Report on Form 8-K filed January 3, 2002, incorporated herein by reference.
††††††	Filed with the Company's Current Report on Form 8-K filed February 4, 2002, incorporated herein by reference.

QuickLinks

INDEX
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and qualitative disclosures about market risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions.
PART IV
  Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K
INDEX TO FINANCIAL STATEMENTS
US SEARCH.COM INC. CONSOLIDATED BALANCE SHEETS
US SEARCH.COM INC. CONSOLIDATED STATEMENTS OF OPERATIONS
US SEARCH.COM INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
US SEARCH.COM INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
US SEARCH.COM INC. NOTES TO FINANCIAL STATEMENTS
SIGNATURES
POWER OF ATTORNEY