Form 10-K/A
period 2001-12-31
US SEARCH CORP COM
filed 2002-04-30
CIK 1083087

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

EXPLANATORY NOTE

        This Amendment No. 1 to Annual Report on Form 10-K is filed with the Securities and Exchange Commission solely for the purpose of revising and restating the following items in their entirety (other than as expressly set forth to the contrary herein). Such revisions include the information required to be provided under Items 10, 11, 12 and 13 of Part III, which the Registrant had planned to incorporate by reference to its definitive proxy statement for the 2002 Annual Meeting of Stockholders.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The required information concerning Executive Officers of the Company is contained in Item 1, Part I of the Annual Report on Form 10-K of the Company for the year ended December 31, 2001. Information concerning the Directors of the Company is provided below.

        The Company's Restated Certificate of Incorporation and Bylaws provide that the Board of Directors shall be divided into three classes, each class consisting, as nearly as possible, of one-third of the total number of directors, with each class having a three-year term. The Certificate of Designations of the Series A-1 Convertible Preferred Stock provides that the holders of Series A-1 Convertible Preferred Stock shall have the right to elect two persons to the Board of Directors (the "Preferred Stock Directors"), provided Pequot Capital Management, Inc. ("Pequot") and its affiliates continue to hold at least 17.5% of the Series A-1 Convertible Preferred Stock, or Common Stock issued upon conversion of such Series A-1 Convertible Preferred Stock, issued to it in June 2001. At such time as Pequot holds between 5% and 17.5% of the Series A-1 Convertible Preferred Stock, or Common Stock issued upon conversion of such Series A-1 Convertible Preferred Stock, issued to it in June 2001, the holders of Series A-1 Convertible Preferred Stock will have the right to elect one Preferred Stock Director. At such time as Pequot holds less than 5% of the Series A-1 Convertible Preferred Stock, or Common Stock issued upon conversion of such Series A-1 Convertible Preferred Stock, issued to it in June 2001, the holders of Series A-1 Convertible Preferred Stock will not have the right to elect any Preferred Stock Directors. The Certificate of Designations of the Series A-1 Convertible Preferred Stock provides that the Preferred Stock Directors will be divided among the three classes of existing directors (the "Common Stock Directors") as evenly as practicable. Vacancies on the Board may be filled only by persons elected by a majority of the remaining directors. A director elected by the Board to fill a vacancy (including a vacancy created by an increase in the number of directors) shall serve for the remainder of the full term of the class of directors in which the vacancy occurred and until such director's successor is elected and qualified.

        The Board of Directors is presently composed of six members. There are three Common Stock Directors in the class whose term of office expires in 2002. There are no Preferred Stock Directors in the class whose term of office expires in 2002. The nominees for election to this class as a Common Stock Director are Brent N. Cohen, Alan C. Mendelson and Peter Locke. If elected at the Annual Meeting, each of the nominees will serve until the 2005 annual meeting and until his or her successor is elected and has qualified, or until such director's earlier death, resignation or removal.

        The Common Stock Directors are elected by a plurality of the votes present in person or represented by proxy and entitled to vote at the meeting. Shares represented by executed proxies will be voted, if authority to do so is not withheld, for the election of the three nominees named below. In the event that any nominee should be unavailable for election as a result of an unexpected occurrence, such shares will be voted for the election of such substitute nominee as management may propose. Each person nominated for election has agreed to serve if elected, and management has no reason to believe that any nominee will be unable to serve.

        Set forth below is biographical information for each person nominated and each person whose term of office as a director will continue after the 2002 Annual Meeting of Stockholders. The ages of each person is given as of April 15, 2002.

Nominees for Election for a Three-year Term Expiring at the 2005 Annual Meeting

  Brent N. Cohen

        Brent N. Cohen, 43, has served as our President and Chief Executive Officer since February 2000. From October 1998 through January 2000, Mr. Cohen served on the advisory boards and board of directors of Interpacket Networks, X-Sides Corporation and Tag-It Pacific. He held no other employment during this time. From July 1987 through October 1998, Mr. Cohen held senior management positions with Packard Bell NEC (formerly Packard Bell Electronics), including Chief Operating Officer, Chief Financial Officer and President- Consumer and International. From January 1980 through December 1982 and from January 1985 through June 1987, Mr. Cohen held various management positions in both the consulting and auditing practice of Arthur Young & Company (now Ernst & Young). Mr. Cohen holds a Bachelor of Commerce degree, a Graduate Diploma in Accounting and an MBA from the University of Cape Town in South Africa. He is also a chartered accountant in South Africa.

  Alan C. Mendelson

        Alan C. Mendelson, 54, has been a member of our Board of Directors since February 1999. Mr. Mendelson is a senior partner of Latham & Watkins and has been with the firm since May 2000. He was previously a partner of Cooley Godward LLP from 1973 until May 2000. Mr. Mendelson served as Managing Partner of Cooley Godward's Palo Alto office from May 1990 to March 1995 and from November 1996 to September 1997. He served as Secretary and Acting General Counsel of Amgen, Inc. from April 1990 to April 1991 and as Acting General Counsel of Cadence Design Systems, Inc. from November 1995 to June 1996. Mr. Mendelson is a member of the board of directors of QLT, Inc. and Valentis, Inc. Mr.Mendelson received an A.B. in Political Science from the University of California, Berkeley and a J.D. from Harvard Law School.

  Peter Locke

        Peter Locke, 58, has served as one of the Company's directors since November 1997. From September 1998 to February 1999, Mr. Locke served as the Company's President. Mr. Locke co-founded The Kushner-Locke Company, a feature film and television production and distribution company, with Donald Kushner in 1983 and currently serves as its Co-Chairman and Co-Chief Executive Officer. Mr. Locke has served as executive producer on substantially all of Kushner-Locke's programming since its inception and has produced over 1,000 hours of film and television programming. Prior to 1983, Mr. Locke produced several prime-time television programs and independent feature films. Mr. Locke holds a B.A. from Syracuse University.

Directors Continuing in Office Until the 2003 Annual Meeting

  Harry B. Chandler

        Harry B. Chandler, 49, has served as one of the Company's directors since April 1999. Mr. Chandler has served as the Executive Vice President of Overture, Inc. (formerly Goto.com), a Pasadena company, since March 1999. From April 1994 until March 1999, Mr. Chandler served as Director of New Business Development at the Los Angeles Times, where he was responsible for investments, acquisitions and operations of much of its Internet activities. From 1991 to 1994, Mr. Chandler served as founder and President of Dream City Films. Mr. Chandler holds a B.A. from

Stanford University and attended UCLA Graduate School of Film/TV and Anderson School of Business.

  Lawrence D. Lenihan, Jr.

        Lawrence D. Lenihan, Jr., 37, has been a member of our Board of Directors since September 2000. Mr. Lenihan is a Managing Director of Pequot Capital Management, Inc. and co-head of the Pequot Venture Group. Along with Jerry Poch, Mr. Lenihan is responsible for the growth and strategic direction of the venture capital team. Mr. Lenihan joined the Pequot Family of Funds in 1996 from Broadview Associates, L.L.C. where he was a principal. Prior to joining Broadview, Mr. Lenihan held various positions within IBM. Mr. Lenihan graduated from Duke University with a B.S. in Electrical Engineering and earned his M.B.A. from the Wharton School of Business at the University of Pennsylvania.

Director Continuing in Office Until the 2004 Annual Meeting

  Thomas W. Patterson

        Thomas W. Patterson, 42, joined our Board of Directors in April 2001. Mr. Patterson is the Partner in Charge of Security Services for Deloitte & Touche for Europe, the Middle East, and Africa. Mr. Patterson is based in Germany and has active responsibility for D&T Security Services in 29 countries. From 1999 until this year, Mr. Patterson led the eCommerce transactions practice at KPMG Consulting, Inc. In 1998 prior to joining KPMG in 1999, Mr. Patterson managed the Certificate Authority outsource company TradeWave and from 1996-1998, Mr. Patterson was Chief Strategist for electronic commerce at IBM. Mr. Patterson has served on a number of other companies' Board of Directors and has been an advisor to the White House, United States Congress, and the Departments of Defense, Treasury, Energy and Commerce.

Board Committees and Meetings

        During the fiscal year ended December 31, 2001, the Board of Directors held nine regular meetings and four special meetings. The Board has an Audit Committee and a Compensation Committee.

        The Audit Committee meets with the Company's independent auditors at least annually to review the results of the annual audit and discuss the financial statements; recommends to the Board the independent auditors to be retained; outlines to the Board improvements made, or to be made, in internal accounting controls; and consults with the independent auditors and discusses with management the scope and quality of internal accounting and financial reporting controls in effect. The Audit Committee is composed of three non- employee directors: Messrs. Patterson, Chandler, and Mendelson. The Audit Committee met four times during the fiscal year ended December 31, 2001, and it did not act by unanimous written consent during the fiscal year ended December 31, 2001.

        The Compensation Committee makes recommendations concerning salaries and incentive compensation, awards stock options to employees and consultants under the Company's stock option plans and otherwise determines compensation levels and performs such other functions regarding compensation as the Board may delegate. The Compensation Committee is composed of two non-employee directors: Messrs. Lenihan and Locke. The Compensation Committee met once during the fiscal year ended December 31, 2001, and it did not act by unanimous written consent during the fiscal year ended December 31, 2001.

        During the fiscal year ended December 31, 2001, each Board member attended 75% or more of the aggregate of the meetings of the Board and of the committees on which he served, held during the period for which he was a director or committee member, respectively.

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

        To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 11. Executive Compensation

  Compensation of Directors

        Each non-employee director of the Company receives stock option grants under the 1999 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). Only non-employee directors of the Company are eligible to receive options under the Directors' Plan. Options granted under the Directors' Plan are intended by the Company not to qualify as incentive stock options under the Code.

        Option grants under the Directors' Plan are non-discretionary. Each new non-employee director who is elected or appointed for the first time will automatically be granted an option to purchase 35,364 shares of Common Stock of the Company ("Initial Grants") On the day prior to each annual meeting of stockholders of the Company, each member of the Company's Board of Directors who is not an employee of the Company is automatically granted under the Directors' Plan, without further action by the Company, the Board of Directors or the stockholders of the Company, an option to purchase 25,000 shares of Common Stock of the Company; provided, however, that if the person has not been serving as a non-employee director for the entire period since the preceding annual meeting of stockholders, then the number of shares of Common Stock subject to the option shall be reduced pro-rata for each full quarter prior to the date of grant during which the person did not serve as a non- employee director ("Annual Grants"). No other options may be granted at any time under the Directors' Plan. The exercise price of options granted under the Directors' Plan is 100% of the fair market value of the Common Stock subject to the option on the date of the option grant. Options granted under the Directors' Plan have a term of ten years and vest as follows: Initial Grants vest as to 1/3rd of the shares on each anniversary of the date of grant; and Annual Grants vest as to 1/12th of the shares each month for 12 months after the date of grant. In the event the services of a holder of an option under the Director's Plan are terminated, the holder may exercise his or her options that have vested as of the termination date only within the period of time ending on the earlier of (1) the date 12 months (18 months if the termination is as a result of the option holder's death) following the termination of the holder's services or (2) the expiration of the term of the option as set forth in the option agreement. All options granted under the Directors' Plan are non-transferable.

        In the event of a merger of the Company with or into another corporation or a consolidation, acquisition of assets or other change-in-control transaction involving the Company, all outstanding options under the Directors' Plan shall be assumed by the surviving entity or the surviving entity shall substitute similar options for the outstanding options. If the surviving entity determines not to assume the outstanding options or substitute similar options therefor, then with respect to persons whose services with the Company has not terminated prior to such change-in-control transaction, the vesting of the options shall accelerate and the options terminated if not exercised prior to such transaction.

        During the last fiscal year, the Company granted options covering 25,000 shares to each non-employee director of the Company, at an exercise price per share of $2.01. The fair market value of such Common Stock on the date of each grant was equal to the exercise price per share. As of April 26, 2002 no options had been exercised under the Directors' Plan.

  Compensation of Executive Officers

  Summary of Compensation

        The following table shows for the fiscal years ended December 31, 1999, 2000 and 2001, compensation awarded or paid to, or earned by: (i) the Company's Chief Executive Officer during the fiscal year ending December 31, 2001, and (ii) its other four most highly compensated executive officers at December 31, 2001 (the "Named Executive Officers"):

Summary Compensation Table

Long-term Compensation Awards
Annual Compensation
Name and Principal Position				Securities Underlying Options
	Year	Salary
Brent N. Cohen, President, Chief Executive Officer and Chairman of the Board	2001 2000 1999	$400,021 359,846 —	(1)	4,940,000 2,980,000	(2)
Karol Pollock, General Counsel and Secretary	2001 2000 1999	$209,735 167,019 34,375		250,000 198,500 50,000
David Wachtel Chief Technical Officer(3)	2001 2000 1999	$250,021 152,500 —		850,000 675,000 —
Jake Mendelsohn(4) Chief Information Officer	2001 2000	$250,032 158,653		850,000 675,000
Mal Ransom(5) EVP Corporate Sales	2001	$225,057		350,000

(1)
Mr. Cohen became President and Chief Executive Officer of the Company on February 4, 2000. Mr. Cohen's annual salary is $400,000. See "Employment Agreements."

(2)
This includes 1,600,000 options awarded to Mr. Cohen pursuant to his employment agreement and 1,200,000 options granted in lieu of payment of cash bonus requirement of Mr. Cohen's employment agreement.

(3)
Mr. Wachtel joined the Company effective May 1, 2000. Mr. Wachtel's annual salary is $250,000.

(4)
Mr. Mendelsohn joined the Company effective May 1, 2000. Mr. Mendelsohn's annual salary is $250,000.

(5)
Mr. Ransom resigned his position with the Company effective December 31, 2001.

Stock Option Grants And Exercises

        The Company grants options to its executive officers under its Amended and Restated 1998 Stock Incentive Plan, as amended. Subject to the stockholders' approval of Proposal 4 to amend the 1998 Plan to increase the total number of shares reserved for issuance, as of April 26, 2002, options to purchase a total of 14,883,287 shares were outstanding under the 1998 Plan and options to purchase 7,116,713 shares remained available for grant thereunder.

        The following tables show for the fiscal year ended December 31, 2001, certain information regarding options granted to, exercised by, and held at year-end by, the Named Executive Officers:

Option Grants in Last Fiscal Year

	Individual Grants
		% of Total Options Granted to Employees in 2001(1)					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
	Number of Securities Underlying Options Granted
				Exercise Price Per Share(3)		Expiration Date
							5%		10%
Brent Cohen	320,000 1,920,000 2,700,000	2.8 16.8 23.7	% % %	$ $ $	0.50 0.88 0.50	3/12/2011 12/18/2011 3/12/2011	$ $ $	100,622 1,062,580 848,996	$ $ $	254,999 2,692,787 2,151,552
David Wachtel	250,000 600,000	2.2 5.3	% %	$ $	0.50 0.88	3/12/2011 12/18/2011	$ $	78,611 332,056	$ $	199,218 841,496
Jake Mendelsohn	250,000 600,000	2.2 5.3	% %	$ $	0.50 0.88	3/12/2011 12/18/2011	$ $	78,611 332,056	$ $	199,218 841,496
Mal Ransom(4)	350,000	3.1%			$0.50	3/12/2011		$110,055		$278,905
Karol Pollock	250,000	2.2%			$0.50	3/12/2011		$78,611		$199,218

(1)
Based on options to purchase an aggregate of 11,408,600 shares of common stock granted to employees of the Company pursuant to the 1998 Amended and Restated Stock Incentive Plan and the 2000 Stock Incentive Plan during the fiscal year ending December 31, 2001, including the Named Executive Officers.

(2)
In order to comply with the rules of the Securities and Exchange Commission, the gains or "option spreads" that would exist for the respective options the Company has granted to the named executive officers are included. The Company calculates these gains based upon the closing price of our common stock on December 31, 2001 ($0.920) per share appreciating at 5% and 10% compounded annually from the date of the option grant until the termination date of the option. These gains do not represent the Company's estimate or projection of the future common stock price.

(3)
The exercise price was equal to the fair market value of the Company's common stock on the date of grant.

(4)
Mr. Ransom's options granted in fiscal year 2001 did not vest prior to his resignation on December 31, 2001 and, therefore, were forfeited.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

	Number of Securities Underlying Options December 31, 2001		Value of In-the-Money Options at December 31, 2001
	Exercisable	Unexercisable	Exercisable	Unexercisable
Brent Cohen	2,274,334	5,645,666	$348,600	$996,600
David Wachtel	528,333	996,667	$58,800	$70,200
Jake Mendelsohn	538,333	986,667	$63,000	$66,000
Mal Ransom	104,167	—	$11,458	$—
Karol Pollock	313,889	184,611	$75,600	$29,400

Employment, Severance, and Change of Control Agreements

        Brent N. Cohen entered into an at-will employment agreement with the Company effective February 2000 for the position of President and Chief Executive Officer, providing for, among other things, annual base compensation of $400,000, and stock options to purchase 1,600,000 shares of Common Stock at $8 3/8 per share, which options vest as follows: 160,000 shares on the date of grant; 160,000 shares six months after the date of grant; 680,000 in equal monthly installments for the next 30 months thereafter; an additional 300,000 shares will vest 3 years after the date of grant or when the closing price of the Company's stock equals or exceeds $15.00 per share for 20 consecutive days, whichever is earlier; and the final 300,000 shares will vest 3 years after the date of grant or when the closing price of the Company's stock equals or exceeds $25.00 per share for 20 consecutive days, whichever is earlier. In addition, Mr. Cohen's agreement provides that in the event of a change in control of the Company, any unvested shares subject to the option will vest immediately. In addition, the agreement provides that in the event of termination without cause during the first 12 months of employment, the Company shall pay 12 months of base salary as severance, a pro-rata share of any bonus due, and an additional 300,000 of unvested option shares shall immediately vest beyond that number of shares that have vested, or would have vested absent termination, as of February 2, 2001. In the event of termination without cause after the first 12 months of employment, the Company shall pay base salary for the remainder of the term of employment or 12 months, whichever is greater; any bonus for the remainder of the term of employment or 12 months, whichever is greater; and any unvested options shares shall vest immediately. In addition, the agreement provides that Mr. Cohen will be appointed Chairman of the Board on the first anniversary or when the closing price of the Company's stock exceeds $25.00 for 20 consecutive trading days, whichever is earlier.

        David Wachtel entered into an at-will employment agreement with the Company effective May 1, 2000 for the position of Chief Technology Officer, providing for, among other things, annual base compensation of $250,000, and stock options to purchase 300,000 shares of Common Stock at $2.250 per share of which 30,000 shares vested on the date of grant and the remaining 270,000 shares vest in equal monthly installments over the next 36 months. In addition, Mr. Wachtel's agreement provides that in the event of a change in control of the Company, any unvested shares subject to the option will vest immediately. In addition, the agreement provides that in the event of termination without cause, the Company shall pay 12 months of base salary as severance and a pro-rata share of any bonus due.

        Jake Mendelsohn entered into an at-will employment agreement with the Company effective May 1, 2000 for the position of Chief Information Officer, providing for, among other things, annual base compensation of $250,000, and stock options to purchase 300,000 shares of Common Stock at $2.250 per share of which 30,000 shares vested on the date of grant and the remaining 270,000 shares vest in equal monthly installments over the next 36 months. In addition, Mr. Mendelsohn's agreement provides that in the event of a change in control of the Company, any unvested shares subject to the option will vest immediately. In addition, the agreement provides that in the event of termination without cause, the Company shall pay 12 months of base salary as severance and a pro-rata share of any bonus due.

        Richard Heitzmann entered into an at-will employment agreement with the Company effective November 19, 2001 for the position of Senior Vice President, Corporate Development, providing for, among other things, annual base compensation of $200,000 and stock options to purchase 1,500,000 shares of Common Stock, which options vest over four years such that 20% of the options shall vest on the first anniversary of the award date and the remaining shares vest in thirty-six equal monthly installments thereafter. Vesting of these shares may be accelerated upon achievement of certain performance objectives. In addition, the agreement provides that in the event of termination without cause, the Company shall pay three months of base salary as severance.

        Robert Schwartz entered into an at-will employment agreement with the Company effective February 4, 2002 for the position of Executive Vice President and President of Consumer, Small and Medium Enterprise, providing for, among other things, annual base compensation of $210,000 and stock options to purchase 750,000 shares of Common Stock, which options vest over four years such that 25% of the options shall vest on the first anniversary of the award date and the remaining shares vest in thirty-six equal monthly installments thereafter. Vesting of these shares may be accelerated upon achievement of certain performance objectives. In addition, the agreement provides that in the event of termination without cause, the Company shall pay up to six months of base salary as severance.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information regarding the beneficial ownership of the common stock of the Company as of April 26, 2002:

  •
  each stockholder who is known by us to own beneficially more than 5% of Company's common stock;

  •
  each of our Named Executive Officers;

  •
  each of our directors; and

  •
  all of our directors and executive officers as a group.

        Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of Company's common stock, except to the extent authority is shared by spouses under applicable law. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Applicable percentage ownership is based on 26,862,110 shares of common stock outstanding as of April 26, 2002, together with options that are currently exercisable or exercisable within 60 days of April 26, 2002. In computing the number and percentage of shares beneficially owned by a person, shares of common stock subject to options currently exercisable, or exercisable within 60 days of April 26, 2002 are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person.

	Beneficially Owned (Including Shares Pursuant to Within 60 days of April 15, 2002)
Name of Beneficial Owner**	Shares Exercisable Number	Issuable Options Percent
Series A-1 Convertible Preferred Stock
Pequot Capital Management, Inc.(1) 500 Nyala Farm Road Westport, CT 06880	203,113	100%
Lawrence D. Lenihan(1)	203,113	100%
Common Stock
Pequot Capital Management, Inc.(2) 500 Nyala Farm Road Westport, CT. 06880	52,507,577	69.2%
The Kushner-Locke Company 11601 Wilshire Boulevard, 21st Floor Los Angeles, California 90025	6,108,080	18.5%
Irwin R. Pearlstein (3)	4,519,250	16.8%
David Pearlstein (4)	2,176,833	8.1%
Cheryl Pearlstein-Enos (4)	2,176,833	8.1%
Gruber & McBaine Capital Management (11)	2,158,366	7.4%
MicroCapital Fund (14)	1,529,413	5.4%
Hoffman Capital Partners LLC (12)	5,352,941	16.6%
Infospace Inc. (13)	1,750,000	6.1%
Brent N. Cohen(5)	2,992,000	10.0%
David Wachtel(6)	608,500	2.2%
Jake Mendelsohn(7)	617,500	2.2%
Karol Pollock(7)	349,833	1.3%
Mal Ransom(8)	112,167	*
Richard R. Heitzmann(7)	250,000	0.1%
Lawrence D. Lenihan, Jr.(2)	52,540,909	69.2%
Peter Locke(9)	6,191,973	18.5%
Harry B. Chandler(7)	83,893	*
Alan C. Mendelson(10)	98,893	*
Thomas Patterson(7)	43,038	*
All executive officers and directors as a group (12 persons)	63,888,706	73.3%

*
Represents beneficial ownership of less than one percent of the common stock.

(1)
Consists of 203,113 shares of Series A-1 Convertible Preferred Stock held of record by Pequot Private Equity Fund II, L.P. Pequot Capital Management, Inc. holds voting and dispositive power over the shares held by Pequot Private Equity Fund II, L.P. Lawrence D. Lenihan Jr. is a Managing Director of Pequot Capital Management, Inc. and may be deemed to beneficially own the securities held by Pequot Private Equity Fund II, L.P., including the shares offered hereby. Mr. Lenihan disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(2)
Consists of 3,500,000 shares of Common Stock; 42,107,303 shares of Common Stock issuable upon conversion of shares of Series A-1 Convertible Preferred Stock; an estimated 4,469,987 shares of Common Stock issuable upon conversion of $3,500,000 in aggregate principal amount of 8% Convertible Promissory Notes; 2,377,544 shares of Common Stock issuable upon exercise of outstanding warrants; and options to purchase 52,743 shares of Common Stock which are exercisable within 60 days of April 26, 2002 held by Pequot Private Equity Fund II, L.P. Pequot Capital Management, Inc. holds voting and dispositive power over the shares held by Pequot Private Equity Fund II, L.P. Lawrence D. Lenihan Jr. is a Managing Director of Pequot Capital Management, Inc. and may be deemed to beneficially own the securities held by Pequot Private Equity Fund II, L.P., including the shares offered hereby. Mr. Lenihan disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(3)
Consists of 4,488,000 shares of Common Stock and options to purchase 31,250 shares of Common Stock which are exercisable within 60 days of April 15, 2002

(4)
Consists of 2,156,000 shares of Common Stock and options to purchase 20,833 shares of Common Stock which are exercisable within 60 days of April 26, 2002

(5)
Consists of 20,000 shares of Common Stock and options to purchase 2,972,000 shares of Common Stock which are exercisable within 60 days of April 26, 2002.

(6)
Consists of 1,000 shares of Common Stock and options to purchase 607,500 shares of Common Stock which are exercisable within 60 days of April 26, 2002.

(7)
Consists solely of options to purchase Common Stock exercisable within 60 days of April 15, 2002.

(8)
Consists of 8,000 shares of Common Stock and options to purchase 104,167 shares of Common Stock which are exercisable within 60 days of April 26, 2002

(9)
Consists of 6,108,080 shares of Common Stock held by The Kushner-Locke Company and options to purchase 83,893 held by Mr. Locke which are exercisable within 60 days of April 26, 2002.

(10)
Consists of 15,000 shares of Common Stock and options to purchase 83,893 shares of Common Stock which are exercisable within 60 days of April 26, 2002

(11)
Represents an estimated 1,660,281 shares of common stock issuable upon conversion of $1,300,000 in principal amount of 8% convertible promissory notes and 498,082 shares issuable upon exercise of outstanding warrants.

(12)
Represents an estimated 4,117,647 shares of common stock issuable upon conversion of $3,500,000 in principal amount of 8% convertible promissory notes and 1,235,294 shares issuable upon exercise of outstanding warrants.

(13)
Represents 1,750,000 shares issuable upon exercise of an outstanding warrant.

(14)
Represents an estimated 1,176,471 shares of common stock issuable upon conversion of $1,000,000 in principal amount of 8% convertible promissory notes and 352,942 shares issuable upon exercise of outstanding warrants.

Item 13. Certain Relationships and Related Transactions

        Lawrence D. Lenihan, Jr., a member of the Board of Directors of the Company, is Managing Director of Pequot Capital Management, the general partner of Pequot Private Equity Fund II, L.P. ("Pequot"). In February 2001 and March 2001, the Company sold to Pequot an aggregate of $10,150,000 in principal amount of convertible promissory notes (the "7% Notes") for $10 million in cash and the cancellation of $150,000 in other indebtedness. The 7% Notes were convertible into shares of the Company's Series A-1 Convertible Preferred Stock upon the satisfaction of certain conditions. The 7% Notes bore interest at a rate of seven percent (7%) per annum and, if not previously converted into Series A-1 Convertible Preferred Stock, were due and payable on April 1, 2002.

        On June 5, 2001, the Company issued to Pequot (i) 203,113 shares of Series A-1 Convertible Preferred Stock (the "Series A-1 Shares") upon conversion of the 7% Notes and upon exchange of the shares of Series A Convertible Preferred Stock then held by Pequot and (ii) a ten year warrant to purchase an additional 5,000 shares of Series A-1 Convertible Preferred Stock at a price of $100 per share (the "Series A-1 Warrant"). The Series A-1 Convertible Preferred Stock has a stated value of $100 per share and is convertible into Common Stock at a conversion price of $0.48237 per share.

        On December 20, 2001, the Company sold to Pequot for $3.5 million an 8% Convertible Promissory Notes due December 20, 2002 in the principal amount of $3.5 million (the "December Note") and a five year warrant to purchase up to an aggregate of 1,117,497 shares of Common Stock at an initial exercise price of $1.044 per share (the "December Warrant"). The December Note is convertible into the number of shares of Common Stock calculated by dividing the amount of principal and accrued but unpaid interest due under the December Note by the lower of (i) $0.783 and (ii) 90% of the ten day average closing bid price for the Company's Common Stock on the Nasdaq National Market for the ten business days prior to the conversion date of the December Note. The December Note automatically converts into Common Stock upon receipt of the approval of the Company's stockholders of the issuance of the December Note and the issuance of the shares of Common Stock underlying the December Note. If the December Note has not converted into shares of Common Stock prior to December 20, 2002, the Company must repay the principal and all accrued but unpaid interest.

        Irwin R. Pearlstein, David Pearlstein and Cheryl Pearlstein-Enos (collectively, the "Pearlsteins") each own beneficially in excess of 5% of the Common Stock of the Company as of the Record Date. The Pearlsteins are the former shareholders of Professional Resource Screening, Inc., a California corporation ("PRSI"). In December 2001, the Company acquired PRSI by merging it with and into US SEARCH Screening Services Inc., a wholly-owned subsidiary of the Company ("USSSS") pursuant to an Agreement and Plan of Merger, dated as of December 28, 2001, by and among the Company, USSSS, PRSI and the Pearlsteins (the "Merger Agreement"). The Company subsequently changed the name of US SEARCH Screening Services Inc. to Professional Resource Screening, Inc. In connection with the merger, subject to terms and conditions contained in the Merger Agreement, the Company has paid the following consideration to the Pearlsteins: (i) 8,800,000 shares of our common stock (the "Stock Consideration"), and (ii) $400,000 in cash. The Company has also agreed to pay to the Pearlsteins: (a) a total of $180,000 in cash, payable in 6 equal monthly installments of $30,000 beginning on December 28, 2001; (b) a total of $900,000 in cash, payable in 18 equal monthly installments of $50,000 beginning June 28, 2002; (c) an additional $1,520,000 in cash, payable over a period of up to 37 months based upon the cash flow of PRSI; and (d) if PRSI achieves certain revenue and income targets, up to an additional $1,500,000 in cash earnout payments payable over the next three fiscal years. A portion of the Stock Consideration is being held in escrow until December 28, 2003 to secure any indemnification claims made by the Company under the Merger Agreement and certain post-closing adjustments to the consideration set forth above. In connection with the merger, the Company granted the Pearlsteins a security interest in the capital stock of PRSI to secure payment of the consideration payable to them under the Merger Agreement.

        Alan C. Mendelson, a director of the Company, is a partner at Latham & Watkins, a law firm which provides legal services to the Company. The legal fees paid by the Company to Latham & Watkins did not exceed 5% of its gross revenues for fiscal 2001.

        The bylaws of the Company provide that the Company will indemnify its officers or directors, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he may be required to pay in actions or proceedings which he is or may be made a party be reason of his position as a director, officer or other agent of the Company, and otherwise to the full extent permitted under Delaware law.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2002	US SEARCH.COM. INC (Registrant)
/s/ BRENT N. COHEN
Brent N. Cohen, Chief Executive Officer and Director
/s/ JEFFREY WATTS
Jeffrey Watts Chief Financial Officer

        In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates stated.

/s/ PETER LOCKE*
Dated: April 30, 2002	Peter Locke Director
/s/ LAWRENCE D. LENIHAN, JR.*
Dated: April 30, 2002	Lawrence D. Lenihan, Jr. Director
/s/ BRENT N. COHEN
Dated: April 30, 2002	Brent N. Cohen Chief Executive Officer and Director
/s/ ALAN C. MENDELSON*
Dated: April 30, 2002	Alan C. Mendelson Director
/s/ THOMAS W. PATTERSON*
Dated: April 30, 2002	Thomas W. Patterson Director
/s/ HARRY CHANDLER*
Dated: April 30, 2002	Harry Chandler Director
* By:	/s/ BRENT N. COHEN Attorney-in-Fact

QuickLinks

EXPLANATORY NOTE
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
SIGNATURES