Form 10-Q
period 2002-03-31
US SEARCH CORP COM
filed 2002-05-15
CIK 1083087

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from        to

Commission file number 0-26149

US SEARCH.COM INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4504143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5401 Beethoven Street, Los Angeles, CA 90066
(Address of principal executive offices, including zip code)

(310) 302-6300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes ☒  No ☐, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

There were 26,887,971 shares of outstanding Common Stock of the registrant as of  May 10,  2002.

US SEARCH.COM INC.

Form 10-Q for the quarterly period ended March 31, 2002

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

US SEARCH.com Inc.

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Three months Ended March 31, 2002	Three Months Ended March 31, 2001

Net revenue	$6,663,000	$4,941,000
Cost of services	1,988,000	1,424,000

Gross profit	4,675,000	3,517,000

Operating expenses:
Selling and marketing	3,262,000	3,080,000
Information technology	938,000	1,243,000
General and administrative	2,551,000	2,000,000

Total operating expenses	6,751,000	6,323,000

Loss from operations	(2,076,000)	(2,806,000)
Interest income (expense), net (including non-cash charges relating to warrants, convertible notes payable and amortization of debt issuance costs of $886,000 for the three-month period ended March 31, 2002)	(935,000)	16,000
Other income - net	15,000	2,000

Loss before income taxes	(2,996,000)	(2,788,000)
Provision for income taxes	2,000	2,000

Net loss	$(2,998,000)	$(2,790,000)

Accretion of discount on preferred stock	—	126,000
Accrued preferred stock dividends	—	113,000

Net loss attributable to common stockholders	$(2,998,000)	$(3,029,000)
Net loss per share attributable to common stockholders	$(0.11)	$(0.17)

Weighted-average shares outstanding used in per share calculation	26,610,383	17,938,244

The accompanying notes are an integral part of these statements.

US SEARCH.com Inc.

CONSOLIDATED BALANCE SHEETS

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$6,721,000	$3,148,000
Restricted cash	2,000,000	750,000
Accounts receivable, net	1,318,000	696,000
Other current assets	1,765,000	1,854,000

Total current assets	11,804,000	6,448,000

Property and equipment, net	9,162,000	9,409,000
Goodwill	8,806,000	8,648,000
Intangibles, net	2,882,000	2,960,000
Other assets	270,000	270,000

Total assets	$32,924,000	$27,735,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current Liabilities:
Accounts payable	$5,647,000	$7,182,000
Accrued liabilities	1,433,000	1,930,000
PRSI acquisition obligations, current portion	545,000	902,000
Bank debt	1,185,000	1,375,000
Notes payable, current portion	12,544,000	3,896,000
Capital lease obligations, current portion	236,000	280,000

Total current liabilities	21,590,000	15,565,000

Notes payable, net of current portion	155,000	—
PRSI acquisition obligations	1,580,000	1,654,000
Capital lease obligations, net of current portion	119,000	156,000
Other non-current liabilities	5,000	5,000

Total liabilities	23,449,000	17,380,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock $0.001 par value; 650,000 authorized, 203,113 shares issued and outstanding as of March 31, 2002 and December 31, 2001	—	—
Common stock $0.001 par value; authorized 150,000,000 shares; 26,885,326 shares issued and outstanding as of March 31, 2002 and 26,183,058 shares as of December 31, 2001	26,000	26,000
Additional paid-in capital	86,964,000	84,847,000
Accumulated deficit	(77,515,000)	(74,518,000)

Total stockholders’ equity	9,475,000	10,355,000

Total liabilities and stockholders’ equity	$32,924,000	$27,735,000

The accompanying notes are an integral part of these statements.

US SEARCH.com Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months Ended March 31,
	2002	2001

Cash flows from operating activities:
Net loss	$(2,998,000)	$(2,790,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	830,000	301,000
Allowance for doubtful accounts	—	22,000
Non-cash Interest	611,000	—
Amortization of debt issuance costs	275,000	—
Change in assets and liabilities:
Accounts receivable	(622,000)	6,000
Prepaid and other	(126,000)	(130,000)
Accounts payable and accrued expenses	(1,912,000)	(1,274,000)

Net cash used in operating activities	(3,942,000)	(3,865,000)

Cash flows from investing activities:
Purchase of property and equipment	(505,000)	(1,355,000)
Purchase of PRSI	(158,000)	—

Net cash used by investing activities	(663,000)	(1,355,000)

Cash flows from financing activities:
Increase in restricted cash	(1,250,000)	—
Repayments of third party notes payable	—	(408,000)
Repayment of acquisition obligation	(490,000)	—
Repayments of bank debt	(234,000)	—
Repayments of capital lease obligations	(81,000)	(53,000)
Proceeds from convertible notes payable	10,233,000	10,000,000

Net cash provided by financing activities	8,178,000	9,539,000

Net increase in cash and cash equivalents	3,573,000	4,319,000
Cash at beginning of period	3,148,000	2,831,000

Cash at end of period	$6,721,000	$7,150,000

Supplemental cash flow disclosure is comprised of:

Non-cash investing and financing activities:
Conversion of accounts payable to notes payable	$—	$241,000
Issuance of warrants in connection with convertible notes payable	$1,937,000	$250,000
Issuance of warrants to third parties	$180,000	$—

The accompanying notes are an integral part of these statements.

US SEARCH.COM INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.             Organization and Business:

US SEARCH.com Inc. (the “Company”) provides individual reference services and background information about individuals.  The Company was formed as a California S Corporation in 1994, and reincorporated as a Delaware corporation in April 1999.  On December 28, 2001 the Company acquired all of the outstanding stock of Professional Resource Screening, Inc. (“PRSI”), which provides pre-employment screening services primarily to Fortune 500 companies in the United States.

2.             Summary of Significant Accounting Policies:

Basis of Presentation

These unaudited financial statements and accompanying notes prepared in accordance with instructions to Form 10-Q have been condensed and, therefore, do not contain certain information included in the Company’s annual financial statements and accompanying notes. Therefore, you should read these unaudited condensed financial statements in conjunction with the Company’s annual financial statements.

The unaudited condensed financial statements reflect, in the opinion of management, all adjustments which are of a normal recurring nature, necessary to fairly state the financial position of the Company as of March 31, 2002, and the results of its operations for the three month periods ended March 31, 2002 and 2001. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

Principles of Consolidation.  The financial statements include the accounts of US SEARCH.com Inc. and its wholly-owned subsidiary.  All inter-company accounts and transactions have been eliminated in consolidation.

Net Loss Per Share

Basic net loss per common share is computed using the weighted average number of shares of common stock outstanding and diluted net loss per common share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding. Common equivalent shares related to convertible preferred stock, convertible notes payable, stock options and warrants are excluded from the computation when their effect is antidilutive. As of  March 31, 2002, stock options representing 17,734,287 shares of common stock and warrants representing 10,209,427 shares of common stock have been excluded as their inclusion would be anti-dilutive.  Also excluded are 42,107,303 shares issuable on conversion of Series A-1 convertible preferred stock.  As of March 31, 2001, there were options representing 12,667,592 shares of common stock and warrants representing 1,750,000 and 80,000 shares of common and preferred stock, respectively, 5,882,353 common shares issuable on conversion of Series A convertible preferred stock and 5,970,588 shares ultimately issuable upon conversion of notes payable, which are excluded from the computation of diluted earnings per share because their inclusion would have been anti–dilutive.

Management's Plans

Since inception we have experienced negative cash flows from operations. We have a working capital deficit of $9,800,000 and an accumulated deficit of $77,500,000 as of March 31, 2002. Based on our current operating plans, management believes existing cash resources, including the proceeds from the January and March 2002 Convertible Notes, cash forecasted by management to be generated by operations and proceeds from the April 2002 bank financing arrangement will be sufficient to meet working capital and capital requirements through March 31, 2003. Also, management’s plans to attain profitability and generate additional cash flows include, increasing revenues from enterprise and consumer services, focusing on cost reductions and operational efficiencies to be derived from further deployment of US SEARCH’s technologies, and the launch of additional products. There is no assurance that management will be successful with these plans. However, if events and circumstances occur such that US SEARCH does not meet its current operating plan as expected, and US SEARCH is unable to raise additional financing, US SEARCH may be required to reduce certain discretionary spending, which could have a material adverse effect on US SEARCH’s ability to achieve our intended business objectives.

Reclassifications

Certain reclassifications have been made to the 2001 financial statements to conform with the 2002 presentation.

3.             Notes Payable:

On January 18, 2002, the Company issued 8% Convertible Promissory Notes due January 17, 2003 in the aggregate principal amount of $4,600,000 and four year warrants to purchase up to an aggregate of 1,782,176 shares of common stock at an initial exercise price of $1.044 per share. These notes are convertible into the number of shares of common stock calculated by dividing the amount of principal and accrued but unpaid interest due under the notes by the lower of i) $0.783 or (ii) 90% of the 10-day average closing bid price of the Company’s common stock on the Nasdaq National Market for the 10 business days prior to the conversion date of the notes. These notes automatically convert into common stock upon receipt of the approval of the stockholders of the issuance of the shares of common stock underlying the notes. If the notes have not converted into common stock prior to January 17, 2003, the Company must repay the principal and all accrued but unpaid interest. The Company expects to present to its stockholders at the 2002 Annual Meeting of Stockholders a proposal to approve the issuance of the shares of common stock underlying these notes.

On March 15, 2002, the Company sold 8% Convertible Promissory Notes due December 20, 2002 in the aggregate principal amount of $6,075,000 ($5,700,000 in proceeds net of issuance costs) and five year warrants to purchase up to an aggregate of 2,144,118 shares of our common stock at an initial exercise price of $1.044 per share. These notes are convertible into the number of shares of common stock calculated by dividing the amount of principal and accrued but unpaid interest due under the notes by the lower of (i) $0.85 and (ii) the 10-day average closing bid price of the Company’s common stock on the Nasdaq National Market for the 10 business days prior to the conversion date of the notes. These notes automatically convert into common stock upon receipt of the approval of the Company’s stockholders of the issuance of the shares of common stock underlying the notes. If the notes have not converted into common stock prior to December 20, 2002, the Company must repay the principal and all accrued but unpaid interest. The Company expects to present to its stockholders at the 2002 Annual Meeting of Stockholders a proposal to approve the issuance of the shares of common stock underlying the notes.  The Company also issued warrants to purchase 714,706 shares of common stock at an exercise price of $0.85 per share to the principals of the offering placement agent.

In accordance with Accounting Principles Board Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, the relative fair value of the warrants issued in conjunction with the January and March notes totaled $730,000 and $892,000, respectively as well as $315,000 for warrants issued to the placement agent.  Such amounts are being recorded as interest expense over the terms of the notes.  As of March 31, 2002, the Company has amortized approximately $246,000.  The Company will also record a beneficial conversion feature on both the January and March notes when they become convertible upon stockholder approval.

Included in notes payable is $526,000 net of discount of $55,000 due to a vendor.  In conjunction with the terms of the note, the outstanding balance is due and payable within 90 days of the Company closing a financing, as defined, in excess of $10,000,000.  As of March 31, 2002 the Company has closed financing in excess of $10,000,000.

4.             Bank Debt

On April 1, 2002, the Company entered into an agreement with the bank to amend its existing loan and security agreement (“Amendment Number One”) with Comerica Bank. The Comerica facility has been amended to increase the revolving credit line to $3,000,000 from $2,000,000, of which $1,000,000 has been designated as a borrowing base line. Amounts under the borrowing base line may be advanced based on up to 80% of eligible receivables as defined in the agreement. Borrowings under the revolving credit line are due and payable on March 26, 2003.   Total borrowings under the revolving credit facility totaled $1,000,000 at March 31, 2002.

The Comerica agreement was also amended to remove the letter of credit sublimit from the revolving credit line. Under Amendment Number One, the Company will maintain a deposit with the bank of $750,000 to collateralize its outstanding standby letter of credit. The letter of credit and the required deposit will reduce by $83,333 per month and mature on November 30, 2002.  The amount of the letter of credit and the collateral deposit at May 1, 2002 was $583,000.

Significant financial covenants with which the Company must comply under Amendment Number One include operating performance, minimum EBITDA requirements and a debt/tangible net worth ratio. Effective March 31, 2002, the Company is also required to maintain not less than $1,250,000 of its unrestricted cash on deposit with the bank at all times.

In connection with the waiver and amendment agreement, the Company agreed to issue the bank a warrant to purchase 55,487 shares of the Company’s common stock at an exercise price of $ 0.85 per share which expires on March 27, 2008.

5.             Capital Stock

During the three months ended March 31, 2002, the Company issued to certain vendors a warrant to purchase 75,000 shares at an exercise price of $1.20 per share which matures on March 5, 2007, and a warrant to purchase 137,143 shares at an exercise price of $0.01, which matures on January 3, 2005.

6.             Commitments And Contingencies:

Strategic Alliance Commitments

The Company has several cancelable and non-cancelable distribution and marketing agreements with various Internet companies. The terms of these agreements provide for varying levels of exclusivity and minimum and maximum fees payable based on the number of banners, buttons and text links displayed on affiliate web sites. At March 31, 2002, the minimum non-cancelable payments due under these agreements are approximately $2,175,000 for the remainder of 2002.

The Company has entered into an agreement with a supplier of online public record data.  At March 31, 2002, the non-cancelable payments under this agreement are $621,000 in 2002 and $690,000 in 2003.

Legal Proceedings

On April 3, 2000, a two count trade name and service mark complaint was filed against US SEARCH in the United States District Court for the Eastern District of Virginia, styled U.S. Search, LLC v USSearch.com Inc. Civil Action No. 00- 554-A. On January 26, 2001, our motion for summary judgment was granted and the court ordered that both counts of plaintiff’s complaint be dismissed with prejudice. The Plaintiff has appealed the judgment to the U.S. Court of Appeals, Fourth Circuit. The hearing on appeal has been scheduled for June 6, 2002.  The parties are awaiting the outcome of the appeal.

In May 2001, ChoicePoint, Inc., the successor entity to DBT Online, Inc., filed a complaint against us in Palm Beach County, Florida alleging breach of contract, fraudulent misrepresentation, unjust enrichment, quantum meruit and breach of the implied covenant of good faith and fair dealing. The Complaint sought approximately $1.5 million in damages, as well as interest and attorneys’ fees. We removed this action to the United States District Court for the Southern District of Florida. The United States District Court for the Southern District of Florida ordered the matter to arbitration. In arbitration we asserted several counterclaims against ChoicePoint.  An arbitration hearing was held in April 2002.  We are awaiting the outcome of the arbitration.  The costs related to this litigation to date have been less than $100,000.

The Company may from time to time become a party to various legal proceedings arising in the ordinary course of business.

7.             Unaudited Pro Forma Results of Operations for the Three Months Ended March 31, 2001

Unaudited proforma consolidated results of operations are presented in the table below for the three months ended March 31, 2001.  The proforma results of operations reflect the acquisition of Professional Resource Screening, Inc., which are not reflected in the March 31, 2001 historical results, as if the acquisition was consummated as of January 1, 2001.  Historical results for the three months ended March 31, 2002, which includes the results of Professional Resource Screening, Inc. for the entire period, are presented for comparability.

(in thousands)

Three Months Ended March 31, 2002 Historical

Three Months Ended March 31, 2001 Pro Forma

Net revenue

$

6,663

$

7,291

Net loss

$

2,998

$

2,803

Net loss attributable to common stockholders

$

2,998

$

3,042

Net loss per share attributable to common stockholders

$

(0.11

)

$

(0.11

)

These unaudited pro forma results have been prepared for comparative purposes only and include material adjustments, such as amortization of identifiable intangible assets and interest on installment obligations.   The results do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on January 1, 2001, or of future results of operations of the consolidated company.

8.             Related Party Transactions

In accordance with the Agreement and Plan of Merger, dated as of December 28, 2001, by and among the Company, Professional Resource Screening, Inc. ("PRSI"), Irwin R. Pearlstein, Cheryl Pearlstein-Enos and David Pearlstein (the "Merger Agreement"), on December 28, 2001, the Company issued 8,148,148 shares of common stock to the former shareholders of PRSI.  Pursuant to the Merger Agreement on January 31, 2002 the Company issued an additional 651,852 shares of common stock to the former shareholders of PRSI.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON OUR CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY’S BUSINESS, MANAGEMENT’S BELIEFS AND ASSUMPTIONS MADE BY MANAGEMENT. WORDS SUCH AS “ANTICIPATES,” “EXPECTS,” “INTENDS,” “PLANS,” “BELIEVES,” “SEEKS,” “ESTIMATES,” “LIKELY”, VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS AND OUTCOMES MAY DIFFER MATERIALLY FROM WHAT IS EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE THOSE SET FORTH BELOW UNDER “FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION” AND OUR OTHER PUBLIC FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. WE UNDERTAKE NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

Overview

US SEARCH provides a full range of location and verification services to enterprises, consumers and small and medium sized business clients including identity verification, individual location, criminal record checks, employment and education verifications, professional reference checks, credit and motor vehicle record checks, drug screening, and pre-employment screening services.  We are able to deliver location verification and screening services through our proprietary web-based applications and our patent pending US SEARCH DARWIN technology.  Our services can be accessed through our Web sites, USSEARCH.com, ussearch.com/business or prsinet.com or by calling our toll free telephone numbers, 1-800-USSEARCH for consumers, 1-877-327-2410 for small and medium businesses or 1–800–232–0247 for enterprises.

Our consumer and small and medium enterprise products provide direct (Internet and telephone) individual locator, and other public record searches to consumers and these services and pre-employment screening services to small- and medium-sized businesses. Our enterprise product provides employment screening and risk mitigation services to large enterprises and organizations.

Due to the high level of automation, certain of our services can be conducted instantly online. We also offer assisted searches and screening services, both online and through our toll free telephone number.

•                                            Enterprise focused services. We provide businesses, government agencies and other employers with a variety of employment screening, background check and risk mitigation products and services via an online, Web-based system that enables instant ordering and prompt delivery of results. Customers can customize their search and decision parameters online using a “drag-and-drop” browser interface. Our employment screening products include social security number traces, federal and state felony and misdemeanor record searches, employment and education verification, and credit histories. We also provide character reference checks and drug screening via third party providers. We also offer a Management Services program that provides customers with an outsourced solution to background investigations, which includes analysis of developed investigation data, management of FCRA communications, legal compliance, and direct applicant contact.

•                                            Consumer-focused services. We provide consumer clients with a single, comprehensive access point to a broad range of information to assist them in locating friends and relatives or to learn more information about people in their lives. Our consumer clients can obtain public information including addresses, aliases, phone numbers, property ownership, court records, professional license verification, corporate affiliations and death record information.

Prices for our non-instant consumer and small and medium enterprise searches have ranged from approximately $20 to $395 per search. Prices for “Instant Searches” range from approximately $10 to $15 per search. Prices for our enterprise services range from $3 to $495. The prices for our services vary based on the nature and amount of information and whether or not the search is assisted by a search specialist.

Revenue for our services are recognized when the results are delivered to the client. The terms of sale do not provide for refunds after our services have been delivered, however, in instances where the clients indicate that the initial search result was unsuccessful, we may perform another search or provide a refund at our discretion. In addition, where clients desire additional information they can request to broaden the scope of their “Instant Searches” and we apply up to a portion of the cost of the client’s “Instant Searches” towards the cost of the more comprehensive search.

Our cost of services consists primarily of payroll and benefits, data acquisition costs, and local and long distance telephone charges associated with providing our services, and payment processing costs. Our cost of services is likely to increase with increasing revenue levels.  The Company has entered into an agreement with a supplier of online public record data.  At March 31, 2002, the non-cancelable payments under this agreement are $621,000 in 2002 and $690,000 in 2003.

Our operating expenses consist primarily of selling, marketing, general and administrative expenses and information technology costs. We expect our operating expenses to increase as we attempt to expand our corporate sales force and our product lines.

Selling and marketing expenses constitute the largest portion of our operating expenses. Internet advertising expenses are the most significant selling and marketing expense. The Company has several cancelable and non-cancelable distribution and marketing agreements with various Internet companies. The terms of these agreements provide for varying levels of exclusivity and minimum and maximum fees payable based on the number of banners, buttons and text links displayed on affiliate web sites.  At March 31, 2002, the minimum non-cancelable payments due under these agreements are approximately $2,175,000 for the remainder of 2002.

We expect our selling and marketing expenses to increase as we attempt to expand our products and our market reach in both the consumer and enterprise services groups.

Information technology expenses consist primarily of the compensation and benefits for employees and consultants involved in development, network administration, planning and maintenance of our infrastructure. Certain costs associated with the development of software for internal use are capitalized.  Information technology costs are expected to increase with the continuing development of proprietary technology.

Our general and administrative expenses consist primarily of compensation and related costs for administrative personnel, our occupancy costs and other overhead costs. We expect general and administrative costs to remain flat or decrease as we continue to manage the size and growth of our organization.

Results of Operations

Comparison of the Three Months Ended March 31, 2002 to the Three Months Ended March 31, 2001

Net Revenues.  Our net revenues increased from approximately $4.9 million for the three months ended March 31, 2001 to approximately $6.7 million for the three months ended March 31, 2002, representing a 35.0% increase. The $1.8 million increase is primarily attributable to our acquisition of PRSI in December 2001.

Gross Profit.  Gross profit increased from approximately $3.5 million for the three months ended March 31, 2001, to approximately $4.7 million for the three months ended March 31, 2002, representing a 33% increase. Gross profit as a percentage of net revenues was approximately 70% and 71% for the three month periods ended March 31, 2002 and 2001, respectively. The change in gross profit reflects the change in product mix as a result of the Company’s December 2001 acquisition of PRSI and cost reductions in the Company’s consumer business.  Data acquisition and fulfillment costs for consumer sales decreased significantly from 14.6% to 10.5% as a percentage of revenues due the use of a lower cost data providers for certain products. Increased automation also contributed significantly to the increase in gross profit, resulting in a reduction in direct labor expense.

Selling and Marketing Expenses.  Selling and marketing expenses increased by $182,000 to $3.3 million for the three month period ended March 31, 2002 as compared to $3.1 million for the 2001 period.  The change is the net result of an increase of $450,000 due to the December 2001 acquisition of PRSI and $280,000 due to the addition of new Internet advertising providers partially offset by reductions in selling and marketing labor costs.

Information Technology Expenditures.  Information technology expenditures decreased by $305,000 for the three month period ended March 31, 2002 as compared to the 2001 period, primarily due to a reduction in headcount.

General and Administrative Expenses.  General and administrative expenses for the three months ended March 31, 2002 increased by $551,000 compared to the same period in 2001. The change is the net result of a $594,000 increase due to the December 2001 acquisition of PRSI and a $232,000 increase in depreciation expense as a result of initial implementation of certain of the Company’s internally developed software, partially offset by a $275,000 decrease in legal fees and other expenses.

Interest Income (Expense) Net.  Interest expense, net of interest income, was $935,000 for the three months ended March 31, 2002 as compared to interest income of $16,000 for the same period in 2001.  Included in interest expense for 2002 are non-cash interest charges of $611,000 related to the amortization of discounts on the Company’s convertible and vendor notes payable.  Also included is $275,000 related to the amortization of debt issuance costs incurred in conjunction with the Company’s bank credit facility.

Liquidity and Capital Resources

As of March 31, 2002, cash and cash equivalents have increased to $6.7 million (excluding $2.0 million of restricted cash pledged as collateral in connection with the Company’s credit facility) from $3.1 million at December 31, 2001.

Cash used in operations totaled $3.9 million for both the three-month periods ended March 31, 2002 and 2001.  Cash used in the 2002 period is the result of continued operating losses and an acceleration of our vendor payments.

Cash used in investing activities totaled $663,000 for the three months ended March 31, 2002. This is primarily attributable to the continued investment in software development.

Cash provided by financing activities was approximately $8.2 million for the three months ended March 31, 2002. The cash provided is primarily attributable to $10.2 million in net cash proceeds from issuance of our convertible notes payable partially offset by $490,000 of payments made in conjunction with our December 2001 acquisition of PRSI and the reclassification of $1.25 million in cash as restricted in accordance with our amended credit facility.

During 2001 we were not in compliance with the minimum liquidity, minimum revenue and monthly cash burn financial covenants in our credit facility. In December 2001, the bank agreed to suspend financial covenant compliance and forbear from exercising its rights and remedies under the loan agreement, including termination of the agreement, until February 28, 2002. On April 1, 2002, we entered into an agreement with the bank to amend our credit facility (“Amendment Number One”), to increase the revolving credit line to $3,000,000 from $2,000,000, of which $1,000,000 has been designated as a borrowing base line. Amounts under the borrowing base line may be advanced based on up to 80% of eligible receivables as defined in the agreement. Borrowings under the revolving credit line are due and payable on March 26, 2003.  As of March 31, 2002, we were in compliance with our revised bank covenants.  As of March 31, 2002, there is $1.0 million outstanding and $2.0 million available under the revolving credit facility.

The credit facility was also amended to remove the letter of credit sublimit from the revolving credit line. Under Amendment Number One, we are required to maintain a deposit with the bank of $750,000 to collateralize our outstanding standby letter of credit. The letter of credit and the required deposit will reduce by $83,333 per month and mature on November 30, 2002.  As of March 31, 2002, there is $583,335 remaining under the standby letter of credit.

Significant financial covenants with which we must comply under Amendment Number One include operating performance, minimum EBITDA requirements and a debt/tangible net worth ratio. Effective March 31, 2002, we are also required to maintain not less than $1,250,000 of its unrestricted cash in deposit with the bank at all times.

In connection with the Amendment Number One, we agreed to issue the bank a warrant to purchase 55,487 shares of the Company’s common stock at an exercise price of $0.85 per share, which matures on March 27, 2008.

In December 2001, we issued 8% Convertible Promissory Notes due December 20, 2002 in the aggregate principal amount of $3.5 million. In January 2002, we issued 8% Convertible Promissory Notes due January 17, 2003 in the aggregate principal amount of $4.6 million. In March 2002, we issued 8% Convertible Promissory Notes due December 20, 2002 in the aggregate principal amount of $6.1 million with net proceeds of $5.7 million. These notes automatically convert into common stock upon receipt of approval of the Company’s stockholders of the issuance of the shares of common stock underlying the notes. We expect that these notes will convert prior to maturity of the notes.

Since inception we have experienced negative cash flows from operations. We have a working capital deficit of $9.8 million and an accumulated deficit of $77.5 million as of March 31, 2002. Based on our current operating plans, management believes existing cash resources, including the proceeds from the January and March 2002 sale of 8% Convertible Promissory Notes, cash forecasted by management to be generated by operations and proceeds from the April 2002 credit facility amendment will be sufficient to meet working capital and capital requirements through March 31, 2003. Also, management’s plans to attain profitability and generate additional cash flows include, increasing revenues from enterprise and consumer services, focusing on cost reductions and operational efficiencies to be derived from further deployment of our technologies, and the launch of additional products. There is no assurance that management will be successful with these plans. If we are unable to meet our current operating plan as expected and are unable to raise additional financing, we may be required to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our intended business objectives.

Contractual Obligations and Commercial Commitments.

The following table summarizes all significant contractual payment obligations as of March 31, 2002, by payment due date:

	Payments by Period ($ Thousands)
Contractual Obligation	Total	Remainder of 2002	2003-2004	2005-thereafter

Notes payable(a)	$14,865	$14,865	$—	$—
Bank debt	1,340	—	1,340	—
Advertising commitments	2,175	2,175	—	—
Capital lease obligations	387	219	164	4
Operating lease obligations	4,599	1,130	3,006	463
Minimum purchase commitments	1,311	621	690	—
PRSI payment obligations(b)	2,510	440	2,070	—

Total	$27,187	$19,450	$7,270	$467

(a)

Includes our December 2001, January 2002 and March 2002 8% Convertible promissory notes in the aggregate principal amount of $14.2 million. These notes automatically convert into common stock on reciept of approval of our stockholders.  We believe that these notes will convert prior to maturity in December 2002

(b)

Includes payment obligations of $1,520,000, payable in equal monthly installments of $127,000 commencing January 2004. These payments may be accelerated commencing July 2002 based on the profitability and cash flows of PRSI.

Risk Factors affecting our Business, Operating Results and Financial Condition

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

In December 2001, we acquired Professional Resource Screening, Inc. The acquisition will present numerous challenges to us, including the integration of the operations and personnel of Professional Resource Screening. We will also be subject to special risks such as possible unanticipated liabilities and costs, diversion of management attention and loss of personnel. In addition, we may not achieve the revenue levels, increased earnings, profitability, efficiencies or synergies that we believe justified the acquisition. In addition, while we have no current plan to acquire any specific business or businesses in the future, we may, from time to time, pursue other acquisitions of businesses that complement or expand our existing business including those that could be material in size and scope. There can be no assurance that the anticipated economic, operational and other benefits of any future acquisition will be achieved. In addition, acquisitions may involve the expenditure of significant funds and dilution of current equity investments, and involve a number of risks, including diversion of management attention, unanticipated problems, liabilities or contingencies and risks of entering markets in which we have limited or no direct expertise. We cannot assure you that Professional Resource Screening or any businesses we acquire in the future will generate sufficient revenue to offset the associated costs or other adverse effects or that we will be able to successfully integrate or manage Professional Resource Screening or any business we acquire in the future. The occurrence of some or all of these events could have a material adverse effect on our business, results of operations or financial condition.

We face risk resulting from our litigation with ChoicePoint, Inc.

In May 2001, ChoicePoint, Inc., the successor entity to DBT Online, Inc., filed a complaint against us in Palm Beach County, Florida alleging breach of contract, fraudulent misrepresentation, unjust enrichment, quantum meruit and breach of the implied covenant of good faith and fair dealing. In its complaint, ChoicePoint sought approximately $1.5 million in damages, as well as interest and attorneys’ fees. We removed this action to the United States District Court for the Southern District of Florida. The United States District Court for the Southern District of Florida ordered the matter to arbitration.  In arbitration, we asserted several counterclaims against ChoicePoint.  The arbitration hearing was held in April 2002.  We are awaiting the outcome of the arbitration.  The costs related to this litigation to date have been less than $100.000.

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

We depend on a limited number of service offerings for a significant portion of our revenues

We have historically derived a substantial portion of our revenues from a small number of service offerings, particularly our individual locator, individual profile reports and “Instant Searches” services. With the acquisition of Professional Resource Screening, approximately one-third of our revenue is derived from employment screening services.  If we are unable to continue to offer these services or if our costs of providing these services increase such that we can no longer offer these services at competitive prices, our business, financial condition, and results of operations may be materially adversely affected.

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

Our minimum non-cancelable payments under certain distribution and marketing agreements with various Internet companies is $2.2 million for the year ending March 31, 2002.

We depend on our marketing agreements with Internet companies.

An important element of our current consumer business strategy is to maintain relationships with a number of Internet search engines and popular Web sites for advertising and to direct and attract traffic to our Web site.  The most significant of these agreements are with Yahoo!, Inc. and InfoSpace, Inc.  Our agreement with Yahoo! expires on July 31, 2002 and our agreement with InfoSpace expires on September 30, 2003, although either party may cancel the last year of the InfoSpace agreement by giving written notice on or before August 1, 2002.  These advertising agreements constitute a significant portion of our operating expenses.  If the costs associated with these advertising agreements increases, we may not be able to maintain our existing marketing relationships or enter into future marketing relationships with other Internet companies.  Any termination of existing agreements or failure to enter into new agreements with Internet companies on terms favorable to us could have a material adverse effect on our business, financial condition and results of operations.

Our access to key Internet advertising depends on marketing agreements between other Internet companies that are beyond our control

Advertising arrangements with one Internet company may provide us access to another company’s Web site. For example, our arrangement with InfoSpace provides us with advertising within the white page directories of the AOL and MSN Web sites, independent of any agreements with AOL or MSN. Our advertising on these Web sites depends on the continued relationship InfoSpace has with companies such as AOL and MSN. If this relationship is terminated for any reason and if we are either unable to enter into an agreement with these companies or unable to enter into an agreement with another company that has an agreement providing access to AOL and/or MSN, our advertising will no longer appear on their Web sites. This could significantly reduce our advertising reach and, consequently, lower the number of potential clients visiting our Web site, which could in turn materially adversely affect our business, financial condition and results of operations.

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

We have experienced unanticipated system interruptions in the past and, although we have upgraded our infrastructure, these interruptions may occur again in the future. During the past twelve months our system interruptions have been limited to less than two hours and have included a denial of service attack, after which we installed a Network Intrusion Detection System, and a power management module outage at Exodus, our co-location facility.  Substantially all of our computer and communications hardware is currently located at facilities in California, which is an area susceptible to earthquakes. We do not carry business interruption insurance sufficient to compensate fully for all losses, and in some cases, any losses from any or all these types of events. The occurrence of any of these events may have a material adverse effect on our business, financial condition and results of operations.

We may be subject to federal and state laws relating to the use of personal information and privacy rights

In connection with services we provide, particularly employment screening, we may be considered a “consumer reporting agency” as such term is used in the Fair Credit Reporting Act (“FCRA”‘) and, therefore, we are required to comply with the various consumer credit disclosure requirements of the FCRA. Noncompliance with the FCRA can result in enforcement by the Federal Trade Commission (“FTC”) and state attorney generals. Willful or negligent noncompliance could result in civil liability to the subject of reports. Also, the Americans with Disabilities Act of 1990 (“ADA”) and the Equal Employment Opportunity Commission (“EEOC”) require pre–employment inquiry and confidentiality restrictions designed to prevent discrimination against individuals with disabilities in the hiring process. Although our business is not directly regulated by the ADA or the EEOC, the use by our clients of information sold to them is regulated, both as to the type of information and the timing of its use.

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

Many privacy and consumer advocates and federal regulators have become increasingly concerned with the use of personal information, particularly consumer credit reports. For example, where permitted by law, we search the “credit header” information contained in various consumer credit reporting agencies’ databases to find, among other items, current and previous addresses, social security numbers used by an individual, or possible other names. We also search these databases to determine if a customer’s social security number is being used by another person. Attempts have been made and can be expected to continue to be made by various federal regulators and organized groups to adopt new or additional federal and state legislation to regulate the use of personal information. For example, in July 2001 the FTC’s regulation with respect to privacy of consumer financial information pursuant to Title V of the Gramm-Leach-Bliley Act was implemented, which will affect accessibility to certain credit header data.

We depend on our key management personnel for our future success

Our success depends to a significant degree upon the continued contributions of our executive management team and its ability to effectively manage the anticipated growth of our operations and personnel. The loss of any member of our management team, but most particularly our CEO, Brent Cohen, and our Chief Technical Officer, David Wachtel, and the inability to hire additional senior management, if necessary, could have a material adverse effect on our business and results of operations. In addition, increased costs of new personnel, including members of executive management, could have a material adverse effect on our business and operating results.

The Internet may fail to support the growth of electronic commerce

The rapid rise in the number of Internet users and the growth of electronic commerce and applications for the Internet have placed increasing strains on the Internet’s communications and transmissions infrastructure. This could lead to significant deterioration in transmission speeds and the reliability of the Internet as a commercial medium and, consequently, could reduce the use of the Internet by businesses and individuals. The Internet may not be able to support the demands placed upon it by this continued growth. Any failure of the Internet to support growth due to inadequate infrastructure or for any other reason would seriously limit its development as a viable source of commercial and interactive content and services. This could materially adversely affect the acceptance of our services and our business.

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

Our registered trademarks include: “1-800 U.S. SEARCH”, our logo, “The Public Record Portal”, and “Reuniting America Two People at a Time”. In addition, we have applied for a patent on our DARWIN™ technology and for registered trademark status for “US SEARCH.com”, TrustIdentity”, “FraudIdentity”, and “VeroTrust” service marks in the United States and intend to pursue registration internationally through applications. Effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are made available, online or otherwise. Also, policing unauthorized use of our patent, trademark, service mark or other proprietary rights might be difficult and expensive and we may be unable to protect our brand, patents, and trademarks from third party challenges. Our brand may suffer and our business and results of operations could be materially and adversely affected if we are unable to effectively protect or enforce our patent, trademark, service marks or other proprietary rights.

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

We face significant security risks related to our electronic transmission of confidential information

We rely on encryption and other technologies to provide system security to effect secure transmission of confidential information, such as credit card numbers. We license these technologies from third parties. We cannot assure you that our use of applications designed for data security, or that of our third–party contractors will effectively counter evolving security risks. A security or privacy breach could:

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

We face risks related to chargebacks processed from our merchant bank

Like many other service providers who accept credit card information without a signature over the telephone or Internet, we have issued credits as a result of orders placed with fraudulent credit card information. We may suffer losses or damage to our reputation as a result of fraudulent use of credit card information in the future. Moreover, because we offer services over the Internet and accept credit card information without a signature, a certain percentage of our transactions are automatically charged back by the credit card companies pursuant to their policies if the customer disputes the validity of the charge. Our chargeback rate has exceeded the permissible rates in our Merchant Card Agreements, and we have been subject to significant fines. Loss of credit card processing rights could materially adversely affect our business and results of operations. In addition, pursuant to the terms of our bank credit facility, we agreed to reduce our chargeback rate to bring it within the permissible rates in our merchant card agreements.   To accomplish this we have introduced several fraud prevention features, most notably CVV2 checks and we only accept VISA transactions, which pass these checks.  CVV2 is a new authentication procedure established by credit card companies, which requires a cardholder to enter the CVV2 number (the last 3 digits after the credit card number in the signature area of the card) at transaction time to verify that the card is on hand

We could face liability based on the nature of our services and the content of the materials that we provide which may not be covered by insurance

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

Our stock price could be adversely affected by shares becoming available for sale as a result of registration rights agreements we have entered into with some of our stockholders

Our current stockholders hold a substantial number of shares, which they will be able to sell in the public market immediately or in the near future. A large number of our shares will be registered for sale pursuant to a registration statement. Further, Pequot Private Equity Fund II, L.P. holds shares of our Series A-1 Convertible Preferred Stock which, as of March 31, 2002, were convertible into 42,107,303 shares of our Common Stock and a warrant to purchase additional shares of our Series A-1 Convertible Preferred Stock which, if exercised in full, would be convertible into 1,036,549 shares of our Common Stock as of March 1, 2002. The Kushner–Locke Company held, as of March 1, 2002, 6,108,080 shares of our Common Stock. We have entered into a Registration Rights Agreement with Pequot and Kushner–Locke, pursuant to which Pequot and Kushner–Locke each has the right to require us to register the resale of these shares of Common Stock. In addition the former shareholders of PRSI hold 8,800,000 shares of our common stock, which was partial consideration for the acquisition of PRSI. If our shareholders approve the issuance of 8% Convertible Promissory Notes (“8% Notes”) and the issuance of shares of Common Stock underlying the 8% Notes, that were sold on December 20, 2001, January 18, 2002 and March 15, 2002, the 8% Notes are convertible in total into 17,557,634 shares of Common Stock. In connection with the 8% Notes warrants to purchase 5,267,278 shares of our Common Stock were issued. Sales of a substantial number of shares of our common stock, or the perception that these sales could occur, could cause our common stock price to fall and could impair our ability to raise capital through the sale of additional equity securities. In addition, we have entered into registration rights agreements with other investors that entitle these investors to have their shares registered for sale in the public market. The exercise of these rights could affect the market price of our common stock.

Our stock price may be volatile, and you may lose all or part of your investment

The market price of our common stock has fluctuated significantly.  Since going public in June 1999, the closing price of our common stock on Nasdaq has ranged from a high of $17.375 to a low of $0.1888.  During the last twelve months, the closing price of our common stock has ranged from a high of $2.25 to a low of $0.610.  On May 1-, 2002, the closing price of our common stock was $0.98.  The market price of our common stock could continue to be subject to significant fluctuations as a result of numerous factors, many of which are beyond our control. Among the factors that could affect our stock price are:

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

The stock markets in general, and the markets for technology stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. We have experienced previous fluctuations in our common stock in the past and the price of our stock remains volatile.  In February 2001, we received a Nasdaq Staff Determination indicating that the we were not in compliance with the $1 per share minimum bid price, as set forth in Nasdaq’s Marketplace Rule 4450(a)(5), and that our securities were subject to delisting from The Nasdaq National Market. In March 2001, we participated in a hearing with the Nasdaq Listing Qualifications Panel to appeal the Nasdaq Staff Determination. At the hearing, the Company’s management also addressed the Company’s noncompliance with the net tangible assets requirement of Marketplace Rule 4450(a)(3) and the market value of the public float requirement of Marketplace Rule 4450(a)(2).  In June 2001 the Registrant received notification from The Nasdaq Stock Market, Inc., that the Nasdaq Listing Qualifications Panel made a determination that he Registrant regained compliance with the $1.00 bid price and $5,000,000 market value of the public float requirements of Marketplace Rule 4450(a). Additionally, the Panel acknowledged that the Registrant appeared to have regained compliance with the $4,000,000 net tangible assets requirement.

As of May 10, 2002, the trading price of our common stock was below $1.00 per share.  If the trading price of common stock remains below $1.00 per share, we may be delisted from the Nasdaq National Market.  If our common stock is delisted from the Nasdaq National Market, you may be unable to dispose of your shares.

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

We have also entered into a Stockholders Agreement with Pequot Private Equity Fund II, L.P. and The Kushner–Locke Company. The Stockholders Agreement provides, among other things, that Pequot Private Equity Fund II, L.P. and The Kushner–Locke Company will vote the shares of capital stock held by them in favor of (i) one member of the Board of Directors being nominated by Kushner– Locke, (ii) one member, if Pequot Private Equity Fund II, L.P. owns between 10-35% of the shares of common stock issued upon conversion of the Series A-1 Convertible Preferred Stock, or two members, if Pequot Private Equity Fund II, L.P. owns at least 35% of the shares of common stock issued upon conversion of the Series A-1 Convertible Preferred Stock, of the Board of Directors being nominated by Pequot Private Equity Fund II, L.P., (iii) our Chief Executive Officer as a member of our Board of Directors, and (iv) three independent members of the Board of Directors, each of which shall be nominated for election by the consent of the Board Members nominated by Pequot Private Equity Fund II, L.P. and a majority of all other members of the Board of Directors other than Board Member nominated by The Kushner-Locke Company.

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

Our directors, executive officers and existing stockholders and their affiliates will continue to have substantial control over our company, and their interests may differ from and conflict with yours

Our executive officers, directors and principal stockholders beneficially own, in total, 89% of our outstanding common stock. As a result, these stockholders may have interests that are different from and may conflict with yours, and will be able to influence matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control of our company or otherwise cause us to take action that may not be in the best interests of all stockholders, either of which in turn could reduce the market price per share of our common stock or prevent you from receiving a premium in such transaction. This concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Your ownership interest may be materially diluted upon exercise of options and warrants

As of March 31, 2002, we had granted options and warrants to purchase an aggregate of approximately 27,943,714 (?) shares of common stock at exercise prices ranging from $0.01 per share to $11.13 per share. To the extent that the stock options are exercised, material dilution of the ownership interest of our stockholders will occur. We also expect that in the ordinary course of our business we will issue additional warrants and grant additional stock options including, but not limited to, options granted pursuant to our stock option plans.

Item 3. Quantitative and qualitative disclosures about market risk

We considered the provision of Financial Reporting Release No. 48 “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent In Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.”  We had no holdings of derivative financial instruments at March 31, 2002 and our total liabilities as of March 31, 2002 consist primarily of notes payable and accounts payable that have fixed interest rates and were not subject to any significant market risk.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

On April 3, 2000 a two count tradename and service mark complaint was filed against the Company in the United States District Court for the Eastern District of Virginia, styled U.S. Search, LLC v USSearch.com Inc. Civil Action No. 00-554-A. On January 26, 2001, our motion for summary judgment was granted and the court ordered that both counts of plaintiff’s complaint be dismissed with prejudice. Plaintiff has appealed this matter to the U.S. Court of Appeals, Fourth Circuit.  The hearing on appeal is scheduled for June 6, 2002.

In May 2001, ChoicePoint, Inc., the successor entity to DBT Online, Inc., filed a complaint against us in Palm Beach County, Florida alleging breach of contract, fraudulent misrepresentation, unjust enrichment, quantum meruit and breach of the implied covenant of good faith and fair dealing. ChoicePoint sought approximately $1.5 million in damages, as well as interest and attorneys’ fees. US SEARCH removed this action to the United States District Court for the Southern District of Florida. The United States District Court for the Southern District of Florida ordered the matter to arbitration.  In arbitration we filed counterclaims against ChoicePoint.  The arbitration hearing was held in April 2002 and we are awaiting the decision of the arbitrator, which is expected in June 2002.  The costs related to this litigation, including the fees and costs of our attorneys and other litigation support professionals, have been less than $100.000.

We may from time to time become a party to various legal proceedings arising in the ordinary course of business.

Item 2.    Changes in Securities and Use of Proceeds.

On January 18, 2002, and March 15, 2002, the Company sold to thirty-eight purchasers (the “Purchasers”), 8% Convertible Promissory Notes due January 17, 2002 and December 20, 2002, respectively, in the principal amount of $10,726,480 (the “Notes”) and five year warrants to purchase up to an aggregate of 3,926,294 shares of Common Stock at an initial exercise price of $1.044 per share (the “Warrants”). The January Notes are convertible into the number of shares of Common Stock calculated by dividing the amount of principal and accrued but unpaid interest due under the January Notes by the lower of (i) $0.783 and (ii) the ten day average closing bid price for the Company’s Common Stock on the Nasdaq National Market for the ten business days prior to the conversion date of the January Notes.  The March Notes are convertible into the number of shares of Common Stock calculated by dividing the amount of principal and accrued but unpaid interest due under the March Notes by the lower of (i) $0.85 and (ii) the ten day average closing bid price for the Company’s Common Stock on the Nasdaq National Market for the ten business days prior to the conversion date of the March Notes.  The Notes automatically convert into Common Stock upon receipt of the approval of the Company’s stockholders of the issuance of the Notes and the issuance of the shares of Common Stock underlying the Notes. If the Notes have not converted into shares of Common Stock prior to their due dates, the Company must repay the principal and all accrued but unpaid interest. The issuance and sale of the Notes and the Warrants was exempt from the registration requirements of the Act pursuant to Rule 506 of Regulation D promulgated thereunder.

Item 3.    Defaults upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders.

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits:  Exhibit 10.1  Waiver and Amendment Number One to Loan and Security Agreement

(b)  Reports on Form 8-K:

During the quarter ended March 31, 2002, we filed current reports on Form 8-K on the following dates:

     •     January 3, 2002 (Item 5. Other Events);

     •     January 10, 2002, as amended on March 15, 2002 (Item 2. Acquisition or Disposition of Assets; and

     •     February 4, 2002 (Item 5. Other Events).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US SEARCH.COM INC.
(Registrant)

Date: May 15, 2002	By:	/s/ BRENT N. COHEN

Brent N. Cohen President and Chief Executive Officer

	By:	/s/ JEFFREY R. WATTS

Jeffrey R. Watts Chief Financial Officer