Form 10-K/A
period 2001-12-31
US SEARCH CORP COM
filed 2002-06-10
CIK 1083087

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value based on the closing price of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $8,112,749 as of May 17, 2002.

        There were 27,323,189 shares of outstanding Common Stock of the Registrant as of May 17, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

        None.

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

Overview

        US SEARCH.com Inc. was founded in 1994 and incorporated in Delaware in 1999. We provide individuals and businesses with information and verification services such as individual location, identity verification, criminal record checks, employment and education verifications, professional reference checks, credit and motor vehicle record checks, and drug screening. We have extended during 2001 our employment screening and background check product lines to Global 2000 companies. Our services can be accessed through our Web sites, www.ussearch.com or www.prsinet.com.

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

        On December 28, 2001, US SEARCH completed an acquisition of Professional Resource Screening, Inc. ("PRSI"), an employment screening company.

Industry Background

Growth in the Security and Verification Services Sector

        We believe that security and risk mitigation have become important issues for businesses, government and other organizations. We believe that employers will require better information about the backgrounds of their prospective and current employees to conform, in certain industries, to new regulations and guidelines, to obtain insurance coverage, to reduce the risk of legal liability for negligent hiring and to manage other risks. In addition, Web-enabled business models have created a high degree of interdependency, making it possible for businesses to transact with a larger number of suppliers, service providers, customers and business partners, about whom they may have limited knowledge.

        While services and technologies have developed to provide remote access to information sources, we believe that they either provide only limited information or employ limited amounts of automation. For example, credit reporting services make available only limited types of information for specific purposes, such as verifying individual credit records. More comprehensive search and background checks are available through private investigation firms, but they draw on limited datasets, require significant human intervention, do not generate instantaneous results, and are costly. The employment screening industry has historically been fragmented and regional in nature, with over 100 providers in the U.S., most with sales of less than $20 million annually. We believe that small- and medium-sized businesses have generally avoided pre-employment screening services due to cost. As these services become more common, we believe that there will be a need for services that generate accurate and scalable results. According to the U.S. Bureau of National Affairs, the average monthly employee turnover rate for 2000 was approximately 1.4% of the U.S. workforce. Many Global 2000 companies must fill thousands of positions a year, screening multiple candidates for each open position.

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

US SEARCH Services

        We offer a variety of products and services to provide background information. Our clients can utilize many of our services online. We also offer assisted searches and screening services, both online and through our toll free telephone numbers. We regularly evaluate our data sources and other information sources to ensure we make available data and information that is as current as possible.

        Services to Large Businesses.    Through our recently acquired subsidiary, Professional Resources Screening, we provide large businesses and government agencies with a variety of employment screening, individual and business background check and risk mitigation services via an online, Web-based system. Customers can customize the search and decision parameters online using a "drag-and-drop" browser interface. Our employment screening products include social security number trace, federal and state felony and misdemeanor record searches, employment and education verification, and credit history check. We provide character reference checks and drug screening via third party providers. We also offer a management services program that provides customers with background investigations.

        Services to Small and Medium Sized Businesses.    We provide small and medium sized businesses with a variety of services including individual locator, individual and business background checks and employment screening. Our small and medium business clients may use our services to find missing beneficiaries, debtors, alumni, witnesses, shareholders and pension plan participants, perform due diligence on individuals and businesses prior to entering into a business or financial relationship, research identity fraud, verify property ownership or screen employees prior to making a hiring decision. We have recently launched our new small and medium business Web site which can be found at www.ussearch.com/business.

        Consumer services.    We provide consumer clients with a single, comprehensive access point to a broad range of information to assist them in locating friends and relatives or to learn more information about people in their lives. Our clients can obtain addresses, aliases, listed phone numbers, property ownership, court records, judgments, professional license verification, corporate affiliations and date of death information. Searches are performed by electronically accessing geographically dispersed public record databases. We aggregate this information, then format and present the search results.

US SEARCH Strategy

        Our objective is to become the leading provider of Internet-based employment screening, background information and risk mitigation services to businesses, governments and individuals. We believe that such services will be the next business process to be automated through technology, in a similar manner to how payroll processing and applicant tracking were automated in the past. We make it possible not merely to screen employees before they are hired, but to perform periodic checks on an automated basis. We believe our DARWIN™ technology will be able to provide authentication, fraud detection and risk scoring for vendors, business partners, customers, and consultants. We plan to develop our services to support interdependent, Web-enabled business models in which companies deal with thousands of different suppliers and customers. To accomplish these objectives, we intend to:

  •
  Expand the number of Global 2000 customers using our technology. Following the acquisition of PRSI in December of 2001, we have over 200 customers for whom we are providing employment screening. During 2002, we will focus on converting existing customers from regional or divisional accounts to national accounts, expanding the scope of services we provide our customers and winning new customers in industry verticals where we see a need for background screening, including transportation, retail, insurance, financial services, healthcare, telecommunications, and technology.

  •
  Complete the integration of Professional Resource Screening to our back-end automated fulfillment platform. Because our DARWIN™ technology makes it possible to introduce automation into portions of the fulfillment of background searches, we expect to improve productivity and increase operating efficiency as we complete the integration of Professional Resource Screening's operations. In addition, we believe we will be able to significantly increase the range of services offered to Professional Resource Screening's existing customer base.

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

  •
  Offer Web-based employment screening services to small and medium-sized businesses. We believe that historically, background screening has not been widely used by small and medium-sized businesses due to cost constraints and the effort required to establish and service these accounts. We believe we have demonstrated that we can provide individual locator and non-employment related background searches to consumers using the Internet on a cost-effective basis. We intend to use our technology to provide fully automated employment screening services to small and medium-sized businesses.

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

        Marketing to Corporate and Professional Clients.    We have established a national direct sales force to promote and increase the marketing of our services to prospective professional and corporate clients and to address the specific needs of each corporate and professional client. We are targeting certain industries, such as transportation, retail, healthcare, financial services, and insurance markets for our employment screening services.

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

Competition

        The data and information service industry is highly competitive and fragmented. Our primary competitors for business services include LEXIS-NEXIS, a division of Reed Elsevier Inc., The Dun & Bradstreet Corporation, Reuters Limited, Avert, Inc., and ChoicePoint, Inc. Currently, our primary competitors in the area of individual locator searches include major Internet search engines, telephone companies and other third parties, who publish free printed or electronic directories, private investigation firms and KnowX.com. We do not presently consider major Internet search directories as competitors. In fact, we view them as lead generators through their search directories and other services, and we presently benefit from strategic advertising arrangements with several of the major Internet search engines.

Technology and Infrastructure

        During 2001, we began developing and implemented the initial phase of our DARWIN™ proprietary software platform, which uses advanced Web services technology to access, assimilate, compile, distribute and present data from disparate public and private databases. We have filed a patent application on this technology.

        We are a member of the HR-XML consortium and support the Staffing Exchange Protocol developed by that organization. Our XML-based messaging framework enables seamless exchange of data with client-partner systems. Our eCommerce, Customer Relationship Management and proprietary technology developments will utilize the industry standard J2EE technology platform to enhance the interoperability of our software systems, provide improved scaling capability and provide further efficiencies in the software development group by standardizing on a single development platform.

        We also implemented campaign marketing and automated e-mail response systems from Kana Communications. The campaign marketing system provides enhanced capabilities to deliver targeted, personalized electronic direct marketing campaigns to customers.

Patents and Trademarks

        We have filed a patent application on our DARWIN™ technology. The United States Patent and Trademark Office has informed us that the projected publication date is September 26, 2002. We are the owner of registered trademarks for "1-800-USSEARCH", "The Public Record Portal," our logo, "Reuniting America Two People at a Time" and have applied for registered trademark status for "US

SEARCH.com","Fraud Identity", "Trust Identity" and "Vero Trust." We have also registered several domain names, including 1800USSEARCH.com, ussearch.com and verotrust.com.

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

If the trading price per share of our common stock remains low, we may be delisted from The Nasdaq National Market.

        The closing sale price of our Common Stock on May 31, 2001 was $0.99 per share. In December 2001, January 2002 and March 2002 we issued $14.2 million in aggregate principal amount of 8% Convertible Promissory Notes. These notes convert into shares of our common stock at $0.783 per share, in the case of the notes issued in December 2001 and January 2002, and $0.85 per share, in the case of the notes issued in March 2002. If at the time the notes convert into common stock our common stock is trading below $0.783 per share, in the case of the notes issued in December 2001 and January 2002, or $0.85 per share, in the case of the notes issued in March 2002, we will be required to issue additional shares of common stock upon conversion of the notes. This could create downward pressure on the trading price of our common stock. Under the rules and regulations of The Nasdaq Stock Market, Inc., to maintain listing on the Nasdaq National Market System we must maintain a trading price per share of more than $1.00. If the trading price per share of our common stock remains below $1.00, we may be delisted from the Nasdaq National Market System. If we were delisted from the Nasdaq National Market System, trading in our common stock, if any, may have to be conducted in the over-the-counter market in so-called "pink sheets" or, if then available, the OTC Bulletin Board. As a result, the holders of our common stock would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock.

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

Your interests may be diluted by the issuance of shares of common stock upon conversion of our 8% Convertible Promissory Notes.

        The 8% Convertible Promissory Notes issued in December 2001 and January 2002 will convert into shares of common stock at $0.783 per share if the trading price of our common stock remains above $0.783 per share at the time of conversion. The 8% Convertible Promissory Notes issued in March 2002 will convert into shares of common stock at $0.85 per share if the trading price of our common stock remains above $0.85 per share at the time of conversion. If the trading price of our common stock declines below $0.783, in the case of the 8% Convertible Promissory Notes issued in December 2001 and January 2002, or $0.85, in the case of the 8% Convertible Promissory Notes issued in March 2002, we must issue additional shares of common stock to the holders of the 8% Convertible Promissory Notes. The following table sets forth the number of additional shares we will be required to issue if the trading price of our common stock declines by 25%, 50% and 75% from a trading price of $0.783, in the case of the 8% Convertible Promissory Notes issued in December 2001 and January 2002, or $0.85, in the case of the 8% Convertible Promissory Notes issued in March 2002.

	No Decline	25% Decline	50% Decline	75% Decline

8% Convertible Promissory Notes issued in December 2001 and January 2002	10,410,575	13,880,766	20,821,149	41,642,299
8% Convertible Promissory Notes issued in March 2002	7,147,059	9,529,412	14,294,118	28,588,235

        In addition, the holders of 8% Convertible Promissory Notes hold warrants to purchase up to an aggregate of 5,267,290 shares of our common stock at an initial exercise price of $1.044 per share.

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

        In December 2001, we acquired Professional Resource Screening, Inc. The acquisition will present numerous challenges to us, including the integration of the operations and personnel of Professional Resource Screening. We will also be subject to special risks such as possible unanticipated liabilities and costs, diversion of management attention and loss of personnel. In addition, we may not achieve the revenue levels, increased earnings, profitability, efficiencies or synergies that we believe justified the acquisition. In addition, while we have no current plan to acquire any specific business or businesses, we may, from time to time, pursue other acquisitions of businesses that complement or expand our existing business. There can be no assurance that the anticipated economic, operational and other benefits of any future acquisition will be achieved. In addition, acquisitions may involve the expenditure of significant funds and involve a number of risks, including diversion of management attention, unanticipated problems, liabilities or contingencies and risks of entering markets in which we have limited or no direct expertise. We cannot assure you that Professional Resource Screening or any businesses we acquire in the future will generate sufficient revenue to offset the associated costs or other adverse effects or that we will be able to successfully integrate or manage Professional Resource Screening. The occurrence of some or all of these events could have a material adverse effect on our business, results of operations or financial condition.

We face risk resulting from our litigation with ChoicePoint, Inc.

        In May 2001, ChoicePoint, Inc., the successor entity to DBT Online, Inc., served us with a complaint that it filed against us in Palm Beach County, Florida alleging breach of contract, fraudulent misrepresentation, unjust enrichment, quantum meruit and breach of the implied covenant of good faith and fair dealing. ChoicePoint sought approximately $1.5 million in damages, as well as interest and attorneys' fees. We removed this action to the United States District Court for the Southern District of Florida. The United States District Court for the Southern District of Florida ordered the matter to arbitration. The arbitration hearing was concluded in April 2002 and we are awaiting the arbitrator's determination. The costs related to this litigation regardless of the outcome, including the fees and costs of our attorneys and other litigation support professionals, could be significant. While the outcome of this matter is difficult to predict, management believes that the loss, if any, will not materially exceed the amount the Company has accrued in the financial statements as of December 31, 2001. To date, we have incurred an estimated $100,000 in costs and legal fees in connection with this litigation.

We face competition from many sources. We may be unable to successfully compete with other companies in our industry.

        We operate in a number of geographic and service markets which are fragmented and highly competitive. Currently, our competition falls into three categories:

  •
  free individual locator and information services, including services offered by Internet search engines, telephone companies and other third parties who publish free printed or electronic directories such as Yahoo, Inc. and Infospace, Inc.;

  •
  fee-based Internet search services offering comparable services, such as KnowX.com;

  •
  local, regional and national private investigation firms, such as Kroll-O'Gava Company, Pinkerton, the Proudfoot Reports division of ASI Solutions, Inc., and a significant number of companies operating on either a national scale or a local or regional basis; and

  •
  the employment screening market, where our competitors include Avert, Inc., ChoicePoint, Inc., Employee Relations, Inc., Hire Check, Inc. and IMI Data Search Inc.

        There are no significant barriers that would prevent new companies from entering the market in which we operate. In addition, some of our current suppliers and companies with which we have advertising agreements may compete with us in the future, which may make it more difficult to advertise our services effectively on their Web sites.

        Many of our competitors have greater financial and marketing resources than we do and may have significant competitive advantages through other lines of business, their existing client base and other business relationships. These competitors and other potential competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote more resources to developing information search services, background checks for individual or corporate clients and internet trust services than we are willing or able to accomplish. In addition, our competitors or potential competitors may develop services that are superior to ours, develop services less expensive than ours or that achieve greater market acceptance than our services. We may not be able to successfully compete against our current or future competitors with respect to any of these factors. As a response to changes in the competitive environment, we may make pricing, service or marketing decisions such as reducing our prices or increasing our advertising, all of which may affect our operating results. If we are unsuccessful in responding to our competitors, our business, financial condition and results of operations will be materially adversely affected.

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

We may incur liability based on consumer complaints

        A substantial amount of our business involves sales of services to individual consumers. We have received customer complaints concerning the quality of our services, including complaints about the currency and/or completeness of the data returned to customers. Because the provision of personally identifying data is regulated by law and industry practice, we attempt to set customer expectations regarding currency and completeness at the point of sale with appropriate explanations on our Web site and by our sales operators. In addition, our customers have lodged similar complaints with consumer agencies, such as the Better Business Bureau and state attorney general consumer divisions. These consumer agencies, in turn, send us an inquiry regarding the consumer complaint. We have resolved all such inquiries in the past. We could in the future experience similar complaints and inquiries from individual consumers and governmental and consumer agencies. If we are unable to resolve existing and future complaints and inquiries, we could be subject to governmental regulatory action as well as civil liability, which may have a material adverse effect on our business, financial condition and results of operations.

Our business and financial performance may suffer if we are unsuccessful in expanding our services, especially those related to employment screening and trust services, to corporate and professional clients.

        We intend to expand the number of services available through our Web site and develop and promote service offerings to address the needs of corporate and professional clients. We have limited experience in providing trust services to corporate and professional clients. Attracting these clients will requires us to hire new sales and marketing personnel or acquire companies already providing these services. We will also be required to spend money to develop and promote these new services. We may be unsuccessful in our efforts to provide these new services in a timely and cost-effective manner and these services may never become profitable. If individual or corporate clients are unwilling to pay for these services or if the market for these services fails to develop or continues to develop more slowly than anticipated, our business financial condition and results of operation will be materially adversely affected.

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

We have substantial fixed costs which may not be offset by our revenues

        A substantial portion of our operating expenses is related to management personnel, administrative support and our advertising agreements. Many of these agreements have non-cancelable fixed terms and minimum payment obligations. As a result, a substantial portion of our expenses in any given period is fixed costs. If we are unable to generate sufficient revenues to offset our operating costs or if we are unable to lower our advertising costs to respond to lower than expected revenues, our results of operations would be materially adversely affected. Our minimum non-cancelable payments under certain distribution and marketing agreements with various Internet companies is $2.7 million for the year ending December 31, 2002.

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

Service interruptions may have a negative impact on our revenues and may damage our reputation and decrease our ability to attract clients

        We depend on the satisfactory performance, reliability and availability of our Web site and telecommunications infrastructure to attract clients and generate sales. We can not assure you that we will be able to protect our operations from a system outage or data loss by events beyond our control. Events that could cause system interruptions include:

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

We may be subject to federal and state laws relating to the Internet and the use of personal information and privacy rights

        Many privacy and consumer advocates and federal regulators have become increasingly concerned with the use of personal information, particularly "credit header" information. For certain qualified business customers, we use the social security numbers of individuals to search various databases, including those of consumer credit reporting agencies. For example, we search the "credit header" information contained in various consumer credit reporting agencies' databases to find, among other items, date of birth, current and previous addresses, social security numbers used by an individual or possible other names (such as married names, etc.). We also search these databses to determine if a customer's social security number is being used by any other party. Attempts have been made and can be expected to continue to be made by various federal regulators and organized groups to adopt new or additional federal and state legislation to regulate the use of personal information. Our results of operations could suffer materially if federal or state laws or regulations are amended or enacted in the future, or cases decided relating to the access and use of personal information, or privacy and civil rights, in general, or with respect to the Internet or commercial online services covering issues such as property rights, distribution, taxation, access charges and other fees, and quality of products and services. Cost increases relating to this government regulation could result in these increased costs being passed along to Internet end users and could dampen the growth in use of the Internet as a communications and commercial medium, which could have a material adverse effect on our business and results of operations.

We depend on our key management personnel for our future success

        Our success depends to a significant degree upon the continued contributions of our executive management team and its ability to effectively manage the anticipated growth of our operations and personnel. The loss of Brent Cohen, our CEO, David Wachtel, our CTO, or other members of our management team and the inability to hire additional senior management, if necessary, could have a material adverse effect on our business and results of operations. In addition, increased costs of new personnel, including members of executive management, could have a material adverse effect on our business and operating results.

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

        Our registered trademarks include: "1-800 U.S. SEARCH", our logo, "The Public Record Portal", "Trust Identity," "Fraud Identity," "Vero Trust" and "Reuniting America Two People at a Time". In addition, we have applied for a patent on our DARWIN™ technology and for registered trademark status for "US SEARCH.com", TrustIdentity", "FraudIdentity", and "VeroTrust" service marks in the United States and intend to pursue registration internationally through applications. Effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are made available, online or otherwise. Also, policing unauthorized use of our patent, trademark, service mark or other proprietary rights might be difficult and expensive and we may be unable to protect our brand, patents, and trademarks from third party challenges. Our brand may suffer and our business and results of operations could be materially and adversely affected if we are unable to effectively protect or enforce our patent, trademark, service marks or other proprietary rights.

We may be unable to prevent third parties from developing Web sites and acquiring domain names similar to ours

        We have registered several domain names, including 1800USSEARCH.com, ussearch.com, verotrust.com and prsinet.com. Competitors may obtain a corporate name and domain name similar to ours which may cause confusion on the part of potential clients. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights and we may be required to file law suits to protect our interests. This would be costly and time consuming and our business could suffer.

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

        Under the terms of our Merchant Card Agreement with Visa, chargebacks as a percentage of interchange transactions must not exceed 2.5% and the ratio of customer dispute chargebacks to interchange transactions must not exceed 1%. In the period from April 1, 2001 through February 29, 2002, our Visa charge backs as a percentage of interchange transactions ranged from 1.61% to 3.16%. We have remained in compliance with the chargeback ratio since October 2001. Our ratio of customer dispute chargebacks to interchange transactions ratio for the same period has ranged from 1.51% to 2.91%.

        Loss of credit card processing rights could materially adversely affect our business and results of operations. In addition, pursuant to the terms of our bank credit facility, we agreed to reduce our chargeback rate to bring it within the permissible rates in our merchant card agreements. To accomplish this we have introduced several fraud prevention features, most notably CVV2 checks and we only accept VISA transactions which pass these checks. CVV2 is a new authentication procedure established by credit card companies which requires a cardholder to enter the CVV2 number (the last 3 digits after the credit card number in the signature area of the card) at transaction time to verify that the card is on hand.

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

Our stock price could be adversely affected by shares becoming available for sale as a result of registration rights agreements we have entered into with some of our stockholders

        Our current stockholders hold a substantial number of shares, which they will be able to sell in the public market immediately or in the near future. As of May 17, 2002 we had 27,323,189 shares issued and outstanding, of which 14,908,080 are unregistered shares. We are intending to register an additional 38,446,931 shares, including 11,800,000 currently outstanding, increasing the total shares available for sale to 52,763,498 or 192%.

        Further, Pequot Private Equity Fund II, L.P. holds shares of our Series A-1 Convertible Preferred Stock which, as of March 1, 2002, were convertible into 42,107,303 shares of our Common Stock and a warrant to purchase additional shares of our Series A-1 Convertible Preferred Stock which, as of March 1, 2002, if exercised in full, would be convertible into 1,036,549 shares of our Common Stock. The Kushner-Locke Company holds, as of March 1, 2002, 6,108,080 shares of our Common Stock. We have entered into a Registration Rights Agreement with Pequot and Kushner-Locke, pursuant to which Pequot and Kushner-Locke each has the right to require us to register the resale of these shares of Common Stock. In addition the former shareholders of PRSI hold 8,800,000 shares of our Common Stock, which was partial consideration for the acquisition of PRSI.

        If our shareholders approve the issuance of 8% Convertible Promissory Notes and the issuance of shares of Common Stock underlying the 8% Notes, that were sold on December 20, 2001, January 18, 2002 and March 15, 2002, the 8% Notes are convertible in the aggregate into 17,557,634 shares of Common Stock. In connection with the 8% Notes, warrants to purchase 5,267,290 shares of our Common Stock were issued. Sales of a substantial number of shares of our Common Stock, or the perception that these sales could occur, could cause our Common Stock price to fall and could impair our ability to raise capital through the sale of additional equity securities. In addition, we have entered into registration rights agreements with other investors that entitle such investors to have their shares registered for sale in the public market. Although we believe that the current market price of our stock reflects the potential dilutive effect of this offering, the exercise of these rights could affect the market price of our Common Stock.

Our stock price may be volatile, and you may lose all or part of your investment

        The market price of our Common Stock has fluctuated significantly. Since going public in June 1999, the closing price of our Common Stock on Nasdaq has ranged from a high of $17.375 to a low of $0.1888. During the last twelve months, the closing price of our Common Stock has ranged from a high of $2.25 to a low of $0.610. On June 3, 2002, the closing price of our Common Stock was $0.90. The market price of our Common Stock could continue to be subject to significant fluctuations as a result of numerous factors, many of which are beyond our control. Among the factors that could affect our stock price are:

  •
  quarterly variations in our operating results;

  •
  changes in revenue or earnings estimates or publication of research reports by analysts;

  •
  speculation in the press or investment community about our business;

  •
  fluctuations in stock market prices and volumes, particularly of similar companies;

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

        As discussed above, we fell out of compliance with Nasdaq requirements when our stock price fell below $1 in February 2001 and May 2002.

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

MANAGEMENT

        The executive officers and key employees of US SEARCH and their ages as of March 29, 2002, are as follows:

Name	Age	Position
Brent N. Cohen	43	President, Chief Executive Officer & Director
Jeffrey R. Watts	51	Chief Financial Officer
Karol L. K. Pollock	49	Vice President — General Counsel
H. Jake Mendelsohn	45	Chief Information Officer
Irwin R. Pearlstein	60	President, Professional Resource Screening, Inc.
Robert Schwartz	41	Executive Vice President and President of Consumer and Small Business Group
Richard Heitzmann	30	Senior Vice President — Business Development
David Wachtel	42	Chief Technology Officer

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

Jeffrey R. Watts
Chief Financial Officer

        Mr. Watts has been our Chief Financial Officer since April 2002. From 1995 to December 2001, Mr. Watts was Chief Financial Officer, Senior Vice President of Finance and Administration and Secretary of Capstone Turbine Corporation. Mr. Watts has over 20 years of experience in financial management and strategic planning for companies including IBM Corporation, Deloitte & Touche LLP, a professional services firm, and McKinsey & Company, Inc. Prior to joining Capstone Turbine Corporation, he was Senior Vice President and Chief Financial Officer of P-Com, Inc., a telecommunications equipment supplier, where he led it through various private financings, an initial public offering and its first secondary offering. He holds a BA degree in Economics from the University of California, Berkeley and an MBA from the University of Chicago.

Karol Pollock
General Counsel and Corporate Secretary

        Ms. Pollock, General Counsel and Corporate Secretary, has headed our legal affairs and compliance efforts since October 1999. From September 1996 to October 1999, Ms. Pollock was Regional Counsel with NASD Regulation, Inc. From March 1993 to July 1996, Ms. Pollock was General Counsel and Assistant Director of the New Mexico Securities Division. From September 1990 to September 1992, Ms. Pollock was senior staff attorney with the Securities and Exchange Commission. In addition, Ms. Pollock has been a litigation attorney with Brobeck, Phleger & Harrison. Ms Pollock holds a J.D. degree from Loyola University School of Law in Los Angeles and a B.A. from the University of Illinois.

H. Jake Mendelsohn
Chief Information Officer

        Mr. Mendelsohn has more than 15 years of experience directing and implementing information technology operations for various retail, manufacturing and distribution companies. Before joining US SEARCH in May 2000, Mr. Mendelsohn was the CIO for PETsMART, a retailer of pet food and supplies in the United States and Canada, from February 1996 to March 2000. In that capacity, he directed the information technology operations, including implementation of enterprise resource planning and point of sales systems. In 1999, Mr. Mendelsohn was honored by RETAILTECH Magazine as one of the "Top 10 CIOs" of the year. From 1986 to 1996, as a principal with Windsor Park Group, a management consulting practice in Los Angeles, Mr. Mendelsohn defined and implemented information technology strategies for clients. He also directed his clients' overall business plans, including evaluating and integrating acquired companies. Mr. Mendelsohn has also held financial management positions in the South African offices of IBM and Arthur Andersen. He graduated from the University of Cape Town with a bachelor of commerce degree and a graduate degree in accounting.

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

Robert Schwartz
Executive Vice President and President of Consumer and Small Business Group

        Mr. Schwartz joined US SEARCH in January 2002 as our Executive Vice President. From December 2000 until December 2001, Mr. Schwartz was Managing Director of Darwin Venture Partners, a venture advisory group working with early stage companies backed by leading venture capital groups and Fortune 1000 companies. From June 2000 until December 2000 Mr. Schwartz was Managing Director of e-Colony, an internet capital group incubator, where he led the venture operation team. From October 1998 until June 2000, he was Executive Vice President and Founding General Manager of NORDSTROM.com. Beginning in 1997, Mr. Schwartz was Interim CEO of LiveBid, now an Amazon.com company. At Packard Bell NEC, from 1992 to 1997, he was Vice President of Packard Bell's Interactive Publishing & eCommerce divisions. Mr. Schwartz began his career in the financial industry with Drexel Buruham Lambert, and launched two national insurance wholesale companies, which were later acquired by Aetna and CUC. He received his BA degree from University of Washington. Mr. Schwartz currently sits on the advisory boards of Mobliss wireless media, FireClick, Made4Me, and Student Athlete Inc.

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

David Wachtel
Chief Technology Officer

        As Chief Technology Officer, Mr. Wachtel is responsible for the development of the Company's proprietary software architecture. Prior to joining US SEARCH in May 2000, Mr. Wachtel served as the CEO of Networks Electronic Corporation, a publicly traded company specializing in engineering and manufacturing solutions for the aerospace industry beginning in 1995, where under his supervision, the company underwent a successful turnaround. As a managing partner at InvesTech Systems, Mr. Wachtel was the chief architect and designer of all products, including TradeVisionTM, a portfolio management system used by a number of high profile money managers and brokers. Mr. Wachtel has also served as a technical consultant to numerous companies and government agencies including the Oracle Corporation. Mr. Wachtel earned a computer science degree from the University of Cape Town, South Africa. He is currently an advisory board member for the Los Angeles Business Technology Center, a technology incubator.

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

        In May 2001, ChoicePoint, Inc., the successor entity to DBT Online, Inc., served us with a complaint that it filed against us in Palm Beach County, Florida alleging breach of contract, fraudulent misrepresentation, unjust enrichment, quantum meruit and breach of the implied covenant of good faith and fair dealing. ChoicePoint is seeking approximately $1.5 million in damages, as well as interest and attorneys' fees. We removed this action to the United States District Court for the Southern District of Florida. The United States District Court for the Southern District of Florida ordered the matter to arbitration. The arbitration was concluded in April 2002 and we are awaiting the arbitrator's determination. The costs related to this litigation regardless of the outcome, including the fees and costs of our attorneys and other litigation support professionals, could be significant. While the outcome of this matter is difficult to predict, management believes that the loss, if any, will not materially exceed the amount the Company has accrued in the financial statements as of December 31, 2001. To date we have incurred an estimated $100,000 in costs and legal fees in connection with this litigation.

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

Recent Sales of Unregistered Securities

        In February 2001, the Company received a notice from The Nasdaq Stock Market, Inc. that it was not maintaining compliance with its net tangible assets listing requirement because Nasdaq excludes mandatorily redeemable securities, such as the Company's Series A Convertible Preferred Stock issued in September 2000 to Pequot Private Equity Fund II, L.P. ("Pequot"), from its calculation of net tangible assets for purposes of determining compliance with the maintenance criteria. To maintain compliance with the net tangible assets listing requirement of Nasdaq, the Company decided to offer to exchange the outstanding Series A Convertible Preferred Stock for a new series of non-redeemable preferred stock to be designated Series A-1 Convertible Preferred Stock. In February 2001 and March 2001, to provide the Company with working capital as it negotiated the terms of the exchange of the Series A Convertible Preferred Stock into Series A-1 Convertible Preferred Stock and as it sought a waiver from Nasdaq of its requirement that the Company solicit stockholder approval of the issuance of the Series A-1 Convertible Preferred Stock (the "Nasdaq Waiver"), the Company issued to Pequot Private Equity Fund II, L.P. ("Pequot") an aggregate of $10,150,000 in principal amount of convertible promissory notes (the "7% Notes"). The 7% Notes were convertible into shares of the Company's Series A-1 Convertible Preferred Stock upon satisfaction of certain conditions, including receipt of the Nasdaq Waiver. The 7% Notes bore interest at a rate of seven percent (7%) per annum and, if not previously converted into Series A-1 Convertible Preferred Stock, were due and payable on April 1, 2002. The sale of the 7% Notes were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Rule 506 of Regulation D promulgated thereunder.

        The Company received the Nasdaq Waiver in May 2001. On June 5, 2001, the Company issued to Pequot 203,113 shares of Series A-1 Convertible Preferred Stock (the "Series A-1 Shares") upon conversion of the 7% Notes and upon exchange of the shares of Series A Convertible Preferred Stock then held by Pequot and a ten year warrant to purchase an additional 5,000 shares of Series A-1 Convertible Preferred Stock at a price of $100 per share (the "Series A-1 Warrant"). The Series A-1 Convertible Preferred Stock has a stated value of $100 per share and is convertible into Common Stock at a conversion price of $0.48237 per share. and a warrant to purchase an additional 5,000 shares of Series A-1 Convertible Preferred. The issuance and sale of the Series A-1 Shares and the Series A-1 Warrant was exempt from the registration requirements of the Act pursuant to Rule 506 of Regulation D promulgated thereunder.

        On December 20, 2001, the Company sold to Pequot 8% Convertible Promissory Notes due December 20, 2002 in the principal amount of $3.5 million (the "December Note") and a four year warrant to purchase up to an aggregate of 1,340,996 shares of Common Stock at an initial exercise price of $1.044 per share (the "December Warrant"). The December Note is convertible into the number of shares of Common Stock calculated by dividing the amount of principal and accrued but unpaid interest due under the December Note by the lower of (i) $0.783 and (ii) the ten day average closing bid price for the Company's Common Stock on the Nasdaq National Market for the ten business days prior to the conversion date of the December Note. The December Note automatically converts into Common Stock upon receipt of the approval of the Company's stockholders of the issuance of the December Note and the issuance of the shares of Common Stock underlying the December Note. If the December Note has not converted into shares of Common Stock prior to December 20, 2002, the Company must repay the principal and all accrued but unpaid interest. The issuance and sale of the December Note and the December Warrant was exempt from the registration requirements of the Act pursuant to Rule 506 of Regulation D promulgated thereunder. The issuance and sale to Pequot of the December Note and the December Warrant was unrelated to the issuance of the 7% Notes or the Series A-1 Shares and the Series A-1 Warrant.

        On December 28, 2001 and January 31, 2002, the Company issued a total of 8,800,000 shares of its Common Stock at an aggregate value of $11,000,000 (the "PRSI Shares") to the former shareholders of PRSI as described below pursuant to an Agreement and Plan of Merger, dated as of December 28, 2001, by and among the Company, US SEARCH Screening Services Inc., a Delaware corporation, PRSI and the former shareholders of PRSI (the "Merger Agreement") as partial consideration for the acquisition of PRSI. Pursuant to the Merger Agreement, on December 28, 2001 the Company issued an aggregate of 8,148,148 shares of Common Stock to the former shareholders of PRSI. The number of shares to be issued to the former shareholders of PRSI on December 28, 2001 was determined by dividing $11,000,000 by a price per share of $1.35. The Merger Agreement also provided that the Company would issue additional shares to the former shareholders of PRSI on January 31, 2002, if necessary, such that the total number of shares issued to the former shareholders of PRSI was equal to (i) $11,000,000 divided by (ii) the lower of (a) $1.35 and (b) the higher of (1) the average closing sale price of the Parent Common Stock on the Nasdaq National Market System for the five business days prior to, but not including, January 28, 2002 or (2) $0.80. Pursuant to this provision, the Company issued on January 31, 2002 an additional 651,852 shares of Common Stock in the aggregate to the former shareholders of PRSI. The issuance and sale of the PRSI Shares was exempt from the registration requirements of the Act pursuant to Rule 506 of Regulation D promulgated thereunder.

        On September 12, 2001, the Company issued a seven year warrant to purchase 3,750 of its Series A-1 Shares (the "Series A-1 Seven Year Warrant") to Imperial Bank (now Comerica Bank-California) (the "Bank") as consideration for the Bank's extension of credit pursuant to a Loan and Security Agreement dated September 12, 2001 (the "Loan Agreement"). The issuance and sale of the Series A-1 Seven Year Warrant was exempt from the registration requirements of the Act pursuant to Rule 506 of Regulation D promulgated thereunder.

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

        In December 2001, the Company fell out of compliance with certain of its financial covenants in the Loan Agreement. On December 24, 2001, the Company issued a seven year warrant to purchase 121,328 shares of its Common Stock to the Bank (the "Comerica Warrant"), as consideration for the Bank's agreement to suspend financial covenant compliance and forbear from exercising its rights and remedies under the Loan Agreement, and its consent to the Company's acquisition of Professional Resource Screening, Inc. The transaction was otherwise unrelated to the September 2001 issuance of the Series A-1 Seven Year Warrant. The transaction was evidenced by a Forbearance, Consent and Amendment Agreement. The Comerica Warrant has an initial exercise price of $0.783 per share. The issuance and sale of the Warrant was exempt from the registration requirements of the Act pursuant to Rule 506 of Regulation D promulgated thereunder.

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

        On March 27, 2002, we entered into a Waiver and Amendment Number One to Loan and Security Agreement ("Amendment Number One") with the Bank to amend the Loan Agreement to increase the revolving credit line to $3,000,000 from $2,000,000, of which $1,000,000 has been designated as a borrowing base line, and to remove the letter of credit sublimit from the revolving credit line. In connection with Amendment Number One, we issued to the Bank a seven year warrant to purchase 55,487 shares of our Common Stock at an initial exercise price of $0.85 per share (the "Amendment Warrant"). The issuance and sale of the Amendment Warrant was exempt from registration requirements of the Act pursuant to Rule 506 of Regulation D promulgated thereunder.

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

Condensed Statement of Operations Data:

	Years Ended December 31,
	1997	1998	1999	2000	2001
	(in thousands, except per share data)
Net revenues	$2,971	$9,245	$19,541	$22,363	$18,399
Cost of services	1,291	3,149	7,293	10,392	4,494

Gross profit	1,680	6,096	12,248	11,971	13,905
Operating expenses:
Selling and marketing(1)	865	7,627	22,246	25,890	10,069
General and administrative(2)	1,165	5,072	7,929	12,220	10,016
Information technology	—	—	1,074	3,777	4,397

Total operating expenses	2,030	12,699	31,249	41,887	24,482

Loss from operations	(350)	(6,603)	(19,001)	(29,916)	(10,577)
Interest expense(3)	(110)	(197)	(5,003)	(108)	(802)
Interest income	—	—	719	663	167
Amortization of debt issue costs	—	—	(3,096)	—	(720)
Other (expense) income, net	63	13	5	—

Loss before income taxes	(397)	(6,787)	(26,376)	(29,361)	(11,932)
Provision for income taxes	2	1	1	1	5

Net loss	$(399)	$(6,788)	$(26,377)	$(29,362)	(11,937)

Net loss attributable to common stockholders	$(399)	$(6,788)	$(26,377)	$(34,443)	$(24,915)

Basic and diluted net loss per-share attributable to common stockholders(4)	$(0.04)	$(0.71)	$(1.94)	$(1.93)	$(1.38)

Weighted-average shares outstanding used in per-share calculation(4)	9,521,000	9,521,000	13,612,000	17,836,000	18,054,000

Balance Sheet Data:			(in thousands )
Cash and cash equivalents	$—	$99	$17,382	$2,831	$3,148
Working capital (deficiency)	$(2,363)	$(7,761)	$17,013	$(3,540)	$(9,117)
Total assets	$547	$575	$25,650	$12,015	$27,735
Long term debt, net of current portion	$61	$343	$37	$42	$1,810
Total debt(5)	$904	$4,001	$84	$1,094	$8,263
Redeemable Series A preferred stock	$—	$—	$—	$6,209	$—
Total stockholders' equity (deficit)	$(2,151)	$(7,749)	$19,489	$(3,141)	$10,355

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

Overview

        US SEARCH provides individual, corporate and professional clients with access to a range of individual locator and background screening services. Our services can be accessed through our Web sites, USSEARCH.com, ussearch.com/business or prsinet.com or by calling our toll free telephone numbers, 1-800-USSEARCH for consumers, 1-877-327-2410 for small and medium businesses or 1-800-232-0247 for large businesses. In December 2001, US SEARCH completed an acquisition of PRSI, an employment screening company with over 200 clients, including insurance, financial services and technology clients.

        We generate revenues by performing, for a fee, services such as individual locator, individual profile report, employment screening, nationwide court record search, real property, criminal conviction and other related information search services. Individual locator services provide clients with the address and listed phone number for individuals, as well as, date of death, and the city, state and zip code where the death benefits were issued. Our Internet-based "Instant Searches" provide a subset of this information in a completely automated fashion and at a lower price. Individual profile report services provide clients with the first and last name, alias, current and previous address, listed phone number, bankruptcy, property ownership, nationwide court record and corporate affiliation information about an individual into a single report. The typical time required to complete a search is 1-7 days, with "Instant Searches" requiring as little as a few seconds or minutes. We publish the prices for our services directly on our Web sites and typically determine a client's manner of payment prior to beginning the search process. Prices for our non-instant consumer and small and medium business searches have ranged from approximately $20 to $395 per search. Prices for "Instant Searches" range from approximately $10 to $15 per search. Prices for our large business services range from $3 to $495. The prices for our services vary based on the nature and amount of information and whether or not the search is assisted by a search specialist.

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

        We have entered into a two year agreement with Conficheck, Inc., a supplier of online public record data. This agreement is renewable at our option for up to five additional one year terms and may be terminated by either party if the other party breaches a material term or condition in the agreement and has not cured that breach within 15 days of notice from the injured party. We have agreed to make minimum monthly payments to Confichek and to make additional payments based on the volume of service we receive from Confichek in excess of certain specified limits. As of December 31, 2001, the minimum non-cancelable payments under this agreement are $828,000 for 2002 and $690,000 for 2003.

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

        We have non-cancelable advertising and marketing agreements with several Internet companies, the most significant of which are Yahoo! and Infospace. These agreements provide for varying levels of exclusivity and require us to make monthly minimum payments based on the number of impressions displayed on affiliate Web sites. Our marketing agreement with Yahoo! Inc. expires July 31, 2002 and may be terminated by Yahoo! upon ten days notice for nonpayment of fees or if Yahoo! determines that we are no longer competitive with similar services. The agreement may also be terminated if we become insolvent, file for bankruptcy protection, make an assignment for the benefit of our creditors or fail to cure a material breach of the agreement. Our marketing agreement with Infospace, Inc. expires in August 2002. It may be terminated if either party is in material breach of the agreement and hasn't cured that breach within 30 days, either party files for bankruptcy protection or either party is indicted for any criminal activity. As of December 31, 2001, the minimum non-cancelable payments remaining under these agreements are approximately $2.7 million in 2002.

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

        General and Administrative Expenses.    General and administrative expenses decreased 18.0% from approximately $12.2 million for the year ended December 31, 2000 to approximately $10.0 million for the year ended December 31, 2001. This decrease is primarily due to a reduction in payroll and payroll related expenses of $1.1 million of which $492,000 was for severance and a reduction in professional services expenses of approximately $1 million. These decreases were partially offset by a $565,000 increase in depreciation expense.

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

        In September 2001, we entered into the Loan Agreement with the Bank for a $3.0 million credit facility. The facility consists of a revolving credit line totaling $2,000,000 with a $1,000,000 letter of credit sublimit and an equipment line totaling $1,000,000. Up to 30% of the equipment line may be used for the purchase of software. Borrowings under the revolving credit line bear interest at the prime rate plus 2.5% (7.25% at December 31, 2001) and are due and payable on September 11, 2002. Principal payments under the equipment line are due in equal monthly installments for hardware advances and in 18 equal installments for software advances and bear interest at the rate of prime rate plus 2.75% (7.5% at December 31, 2001). The credit facility is collateralized by all of the personal property of US SEARCH, tangible and intangible. As of December 31, 2001, we had $1.4 million outstanding under the Loan Agreement. We also issued a $1.0 million standby letter of credit on behalf of our landlord under the facility.

        During 2001, the Company was not in compliance with the minimum liquidity, minimum revenue and monthly cash burn financial covenants prior to forbearance under the Loan Agreement. Pursuant to a Forbearance, Consent and Amendment Agreement, the Bank agreed to suspend financial covenant compliance and forbear from exercising its rights and remedies under the Loan Agreement, including termination of such agreement, until February 28, 2002.

        On March 27, 2002, we entered into a Waiver and Amendment Number One with the Bank to amend the Loan Agreement to increase the revolving credit line to $3,000,000 from $2,000,000, of which $1,000,000 has been designated as a borrowing base line, and to remove the letter of credit sublimit from the revolving credit line. Under Amendment Number One, amounts under the borrowing base line may be advanced based on up to 80% of eligible receivables as defined in the Loan Agreement. Borrowings under Amendment Number One are due in March 2003. In addition, we are required to maintain a deposit with the Bank of $750,000 to collateralize our outstanding standby letter of credit. The letter of credit and the required deposit will reduce by $83,333 per month and mature on November 30, 2002. Significant financial covenants with which we must comply under Amendment Number One include operating performance, minimum EBITDA requirements and a debt/tangible net worth ratio. Effective March 31, 2002, we are also required to maintain not less than $1,250,000 of its unrestricted cash in deposit with the Bank at all times. In connection with Amendment Number One, we issued to the Bank a seven year warrant to purchase 55,487 shares of our common stock at an initial exercise price of $0.85 per share.

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

PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

  (a)
  (1) The following financial statements are filed as part of this Annual Report on Form 10-K:

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

        Current Report on Form 8-K filed April 29, 2002 to report on the issuance of $6.1 million of convertible notes to various investors.

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

US SEARCH.COM INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2000	December 31, 2001
ASSETS:
Current assets:
Cash and cash equivalents	$2,831,000	$3,148,000
Restricted cash	1,200,000	750,000
Accounts receivable, less allowance for doubtful accounts of $22,000 (2000) and $24,000 (2001)	41,000	696,000
Prepaids and other current assets	1,288,000	1,854,000

Total current assets	5,360,000	6,448,000
Property and equipment, net	6,560,000	9,409,000
Goodwill	—	8,648,000
Intangible assets	—	2,960,000
Other assets	95,000	270,000

Total assets	$12,015,000	$27,735,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$6,342,000	$7,182,000
Accrued liabilities	1,506,000	1,930,000
PRSI acquisition obligations, current portion	—	902,000
Bank debt, current portion	—	1,375,000
Notes payable, current portion	617,000	3,896,000
Capital lease obligations, current portion	435,000	280,000

Total current liabilities	8,900,000	15,565,000
PRSI acquisition obligations	—	1,654,000
Notes payable, net of current portion	21,000	—
Capital lease obligation, net of current portion	21,000	156,000
Other non-current liabilities	5,000	5,000

Total liabilities	8,947,000	17,380,000

Commitments and contingencies (Note 12)
Mandatorily redeemable preferred stock, $0.001 par value; 100,000 and 0 shares issued and outstanding as of December 31, 2000 and 2001, respectively	6,209,000	—
Stockholders' equity (deficit):
Preferred stock, $0.001 par value; authorized 1,000,000 shares; 0 and 203,113 issued and outstanding as of December 31, 2000 and 2001, respectively (Liquidation preference $20,311,300)	—
Common stock, $0.001 par value; authorized 150,000,000 shares; issued and outstanding 17,938,244 as of December 31, 2000 and 26,183,058 as of December 31, 2001	18,000	26,000
Additional paid-in capital	59,422,000	84,847,000
Accumulated deficit	(62,581,000)	(74,518,000)

Total stockholders' equity (deficit)	(3,141,000)	10,355,000

Total liabilities and stockholders' equity (deficit)	$12,015,000	$27,735,000

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

Software Developed For Internal Use

        The Company capitalizes costs of software, consulting services, hardware and payroll related costs incurred to purchase and develop internal-use software relating primarily to the Company's Web site. The Company expenses costs incurred during the preliminary project assessment, research and development, reengineering, training and application maintenance phases. As of December 31, 2000 and 2001, the Company had capitalized internal-use software totaling $1,140,000 and $3,780,000, respectively. As of December 31, 2000 and 2001, accumulated depreciation on internal-use software was $10,000 and $430,000, respectively. For the years ended December 31, 1999, 2000 and 2001, the Company recorded amortization on internal-use software of $0, $10,000 and $420,000, respectively. The Company expensed $4,397,000, $3,777,000 and $1,074,000 of Web site development costs in 2001, 2000 and 1999 respectively.

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

Revenue Recognition

        The Company generates revenues by performing various information search services for customers. Revenue is recognized when the results of the search services are delivered to clients and after credit card authorization is obtained. The Company provides for estimated losses resulting from refunds and chargebacks resulting from disputes and complaints. The Company accrues for such estimated losses and classifies refunds as a reduction of revenues and chargebacks as a bad debt. The Company provides for estimated losses at the time of sale based on historical data that reflects known trends in the Company's actual experience with chargebacks under the Company's Merchant Card Agreements.

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

10.  Acquisition of Professional Resource Screening, Inc.

        On December 28, 2001, the Company acquired 100% of the securities of PRSI. PRSI is a privately held background screening company which serves more than 200 customers. The acquisition has been accounted for under the purchase method of accounting. The purchase price of $14,353,000 consists of the present value of future installment obligations to be made to the selling shareholders, common stock and advances made to PRSI. In connection with the Merger Agreement (the "Merger Agreement"), the Company will make installment payments totaling $3,000,000. The installment obligations of $3,000,000 bear no interest, have been discounted by $444,000, and mature as follows:

Years Ending December 31,
2002	$930,000
2003	550,000
2004	1,520,000

Total	3,000,000
Less amount representing interest	(444,000)

2,556,000
Less current portion	902,000

Non-current portion	$1,654,000

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

        In accordance with the Merger Agreement, on December 28, 2001, the Company issued 8,148,148 shares of common stock to the selling shareholders. The Company was also required to issue additional stock consideration on January 30, 2002, in the event that the share price of US SEARCH was below $1.35. On January 31, 2002, the Company issued an additional 651,852 shares of common stock. The fair value of the stock consideration of $11,000,000 was determined in accordance with EITF 97-15 "Accounting for Contingency Arrangements Based on Security Prices in a Purchase Business Combination" based on an amount equal to the lower of the target value of $11,000,000 and the maximum number of shares that could have been issued multiplied by the fair value per share at the date of acquisition. A total of 2,050,587 of the 8,148,148 shares issued on December 28, 2001, and all of the 651,852 shares issued on January 31, 2002 were placed into escrow pending finalization of the revenue contingency discussed below.

        The purchase price of $14,353,000 has been reduced by the portion of the stock consideration that is considered to have been conditionally issued pending the outcome of a revenue contingency. In the event that net revenues for PRSI for 2002 are less than $9,000,000, the selling shareholders will be required to return $500,000 plus any shortfall in revenues below $9,000,000 in cash or company stock. In accordance with SFAS 141, the Company has not recorded $4,500,000 of the purchase price representing that portion of the purchase price which is deemed contingent. Management has determined that achieving a revenue threshold above $5,000,000 cannot be determined beyond a reasonable doubt as specified in SFAS 141. To the extent that the revenues of PRSI exceed $5,000,000, the Company will record additional goodwill. No goodwill from the acquisition of PRSI is deductible for tax purposes. The purchase price was determined as follows:

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

11.  Related-Party Transactions:

        In January 1999, Kushner-Locke agreed to provide a credit facility up to $5,500,000 of bridge financing to the Company in the form of a convertible subordinated note ("Note") bearing interest at 10% per annum. The Note was convertible, at the option of Kushner-Locke, into 2,493,651 shares of common stock at the rate of one share of common stock per $2.21 of principal and /or accrued and unpaid interest. The Note included a 10% origination fee totaling $550,000 payable to Kushner-Locke for providing the credit facility. The origination fee was amortized on a straight-line basis over the first six months of 1999. Notes payable on demand to Kushner-Locke of $1,200,000 outstanding as of December 31, 1998 were converted to the Note in January 1999. The Note had a beneficial conversion feature ("BCF") since it was convertible at a discount to the deemed fair value of the common stock. Since conversion was at the option of the holder at any time prior to maturity, the value assigned to the BCF was immediately recorded as interest expense at the date of each borrowing. The BCF was calculated using the intrinsic value methodology based on the difference between the deemed fair value of the underlying common stock and the conversion price on the Note of $2.21. The value assigned to the BCF was limited to the amount of each borrowing. For the year ended December 31, 1999, the Company recorded $4,639,000 as additional interest expense related to the BCF. In June 1999, the note was converted into 2,493,651 shares of common stock.

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

13.  Capitalization:

  Preferred Stock

        The board of directors has the authority, without further action by the stockholders, to issue up to 1,000,000 shares of preferred stock, $0.001 par value, in one or more series and to fix the powers, preferences, rights and qualifications, limitations or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of the series.

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

        The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding
				Options Exercisable
		Weighted- Average Remaining Contractual Life (years)
Range of exercise prices	Number Outstanding		Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
Under $3.00	14,990,138	9.34	$0.97	3,827,291	$1.19
$3.00-5.00	306,456	8.02	3.85	165,554	3.92
$7.51-10.00	1,695,309	8.06	8.44	730,321	8.45
Over $10.00	20,000	7.76	11.13	10,000	11.13

	17,011,903			4,733,166

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

16.  Subsequent Events

        On January 18, 2002, the Company issued 8% Convertible Promissory Notes due January 17, 2002 in the aggregate principal amount of $4.6 million and four year warrants to purchase up to an aggregate of 1,782,176 shares of common stock at an initial exercise price of $1.044 per share. These notes are convertible into the number of shares of common stock calculated by dividing the amount of principal and accrued but unpaid interest due under the notes by the lower of i) $0.783 or (ii) 90% of the 10-day average closing bid price of the Company's common stock on the Nasdaq National Market for the 10 business days prior to the conversion date of the notes. These notes automatically convert into common stock upon receipt of the approval of the stockholders of the issuance of the shares of common stock underlying the notes. If the notes have not converted into common stock prior to January 17, 2003, the Company must repay the principal and all accrued but unpaid interest. The

Company expects to present to its stockholders at the 2002 Annual Meeting of Stockholders a proposal to approve the issuance of the shares of common stock underlying this note.

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

        On March 27, 2002, we entered into a Waiver and Amendment Number One to Loan and Security Agreement ("Amendment Number One") with the Bank to amend the Loan Agreement to increase the revolving credit line to $3,000,000 from $2,000,000, of which $1,000,000 has been designated as a borrowing base line, and to remove the letter of credit sublimit from the revolving credit line. In connection with Amendment Number One, we issued to the Bank a seven year warrant to purchase 55,487 shares of our Common Stock at an initial exercise price of $0.85 per share.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US SEARCH.COM. INC (Registrant)
Dated: June 10, 2002
/s/ BRENT N. COHEN Brent N. Cohen, Chief Executive Officer and Director
Dated: June 10, 2002
/s/ JEFFREY R. WATTS Jeffrey R. Watts Chief Financial Officer

        In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates stated.

US SEARCH.COM INC. (Registrant)
Dated: June 10, 2002
* Peter Locke Director
Dated: June 10, 2002
* Lawrence D. Lenihan, Jr. Director
Dated: June 10, 2002
* Brent N. Cohen Chief Executive Officer and Director
Dated: June 10, 2002
* Alan C. Mendelson Director
Dated: June 10, 2002
* Thomas W. Patterson Director
Dated: June 10, 2002
* Harry Chandler Director
* By:	/s/ BRENT N. COHEN Attorney-in-fact

Item 14. Exhibits and Reports on Form 8-K

        (a)(3) Exhibits:

Exhibit No.	Description
2.1††††	Agreement and Plan of Merger, dated as of December 28, 2001, by and among the Registrant, US SEARCH Screening Services, Inc., Professional Resource Screening, Inc., Irwin R. Pearlstein, David Pearlstein and Cheryl Pearlstein-Enos
3.1*	Certificate of Incorporation
3.1.1*	Certificate of Amendment of Certificate of Incorporation, dated May 12, 1999, changing corporate name to US SEARCH.com Inc.
3.1.2**	Amended Certificate of Designations of Series A Convertible Preferred Stock of US SEARCH.com Inc.
3.1.3†††	Certificate of Designations of Series A-1 Convertible Preferred Stock
3.2*	Bylaws
4.1*	Form of Common Stock Certificate
4.2******	Convertible Subordinated Promissory Note dated February 28, 2001
4.2.1*******	First Amendment to Convertible Subordinated Promissory Note dated March 30, 2001
4.3*******	Convertible Subordinated Promissory Note dated March 30, 2001
4.4********	Loan and Security Agreement dated September 12, 2001, by and between US SEARCH.com Inc. and Imperial Bank
4.5†††††	Convertible Promissory Note, dated December 20, 2001, by the Registrant in favor of Pequot Private Equity Fund II, L.P.
4.6††††††	Form of Convertible Promissory Note, dated January 18, 2002, by the Registrant in favor of certain Purchasers
10.1*	Form of Indemnity Agreement between US SEARCH and its directors and officers
10.2*	1998 Amended and Restated Stock Incentive Plan
10.2.1*	Form of 1998 Stock Incentive Plan Stock Option Award Agreement between US SEARCH and its employees, directors, and consultants
10.3*	1999 Non-Employee Directors' Stock Option Plan
10.3.1*	Form of 1999 Non-Employee Directors' Stock Option Plan Nonstatutory Stock Option between US SEARCH and its non-employee directors
10.3.2*	Form of 1999 Non-Employee Directors' Stock Option Plan Notice of Exercise between US SEARCH and its non-employee directors
10.4*	Standard Office Lease—Gross, dated January 24 1996, between US SEARCH and Daishin U.S. A. Co., Ltd.
10.4.1*	Addendum to Standard Lease—Option(s) to Extend, dated January 24, 1996, between US SEARCH and Daishin U.S.A. Co., Ltd.
10.5*	Amended and Restated Employment Agreement, date September 14, 1998, between US SEARCH and Nicholas Matzorkis
10.6*	Employment Agreement, dated February 3, 1999, between US SEARCH and C. Nicholas Keating, Jr.
10.7*	Employment Agreement, dated March 18, 1999, between US SEARCH and William G. Langley
10.8*	Employment Agreement, dated March 17, 1999, between US SEARCH and Robert J. Richards
10.9*	Employment Agreement, dated March 18, 1999, between US SEARCH and Meg Shea-Chiles
10.10*	Administrative Services Agreement, dated July 1, 1998, between The Kushner-Locke Company and US SEARCH

10.11†*	Addendum to Lycos, Inc. Advertising Contract, dated March 1, 1999, between US SEARCH and Lycos, Inc.
10.11.1†*	Lycos, Inc. Advertising Contract, dated February 1, 1999, between Lycos, Inc. and US SEARCH
10.12†*	Amended and Restated Content Provider Agreement dated as of August 24, 1998, between InfoSpace, Inc., US SEARCH and The Kushner-Locke Company (the "InfoSpace Agreement")
10.13*	Settlement Agreement, dated September 14, 1998, by and among The Kushner-Locke Company, Nicholas Matzorkis and US SEARCH.
10.14*	Shareholders' Agreement dated September 14, 1998, by The Kushner-Locke Company and Nicholas Matzorkis.
10.15†*	Amendment to the InfoSpace Agreement dated March 15, 1999
10.16†*	Advertising Agreement and Insertion Orders date September 4, 1998, between InfoSeek Corporation and US SEARCH
10.17†*	Terms and Conditions and Sponsorship Proposal dated March 2, 1999, and Addendum to contract dated March 11, 1999, between Snap! LLC and US SEARCH
10.18†*	Advertising and Promotion Agreement dated June 7, 1999 between Yahoo! Inc. and US SEARCH.
10.19†**	Data Processing Service Agreement dated July 1, 1999 between DBT Online, Inc. and US SEARCH.com Inc.
10.20***	Lease Agreement dated September 9, 1999 between US SEARCH.com Inc. and The Mortensen Trust
10.21****	Employment Agreement, dated February 3, 2000, between US SEARCH and Brent N. Cohen
10.22*****	Contract Cancellation, Settlement and Release Agreement, dated as of September 29, 2000, by and between US SEARCH.com Inc., and The Kushner-Locke Company, and InfoSpace, Inc.
10.23******	Sales Agency Agreement, dated as of October 1, 2000, by and between US SEARCH.com Inc. and InfoSpace, Inc.
10.24*****	Registration Rights Agreement, dated as of September 29, 2000, by and between US SEARCH.com Inc. and InfoSpace, Inc.
10.25*****	Warrant, dated September 29, 2000, by US SEARCH.com Inc. in favor of InfoSpace, Inc.
10.26*****	Promissory Note, dated August 23, 2000, by US SEARCH.com Inc. in favor of Lycos, Inc.
10.27†*****	Second Amendment to Advertising and Promotion Agreement between Yahoo! Inc. and USsearch.com Inc. dated January 30, 2001 *
10.28†*****	Agreement between RiskWise, L.L.C. and US SEARCH.com Inc. dated March 1, 2001 *
10.29†††	Preferred Stock Exchange and Purchase Agreement, dated June 5, 2001, by and between US SEARCH.com Inc. and Pequot Private Equity Fund II, L.P.
10.30†††	First Amendment to Investors' Rights Agreement, dated June 5, 2001, by and between US SEARCH.com Inc. and Pequot Private Equity Fund II, L.P.
10.31†††	Warrant, dated June 5, 2001, by US SEARCH.com Inc. in favor of Pequot Private Equity Fund II, L.P.
10.32†††	First Amendment to Stockholders Agreement, dated June 1, 2001, by and among US SEARCH.com Inc., Pequot Private Equity Fund II, L.P. and The Kushner-Locke Company
10.33	Data Access Agreement, dated October 22, 2001, by and between US SEARCH.com Inc. and Confi-Chek Inc.

10.34	Warrant dated October 23, 2001, by US SEARCH.com Inc. in favor of Confi-check, Inc.
10.35	Forbearance, Consent and Amendment Agreement, dated December 24, 2001, by and among US SEARCH.com Inc. and Comerica Bank—California.
10.36	Warrant, dated December 28, 2001, in favor of Comerica Bank—California
10.37	Warrant, dated December 28, 2001, in favor of AMF Technologies, LLP
10.38††††	Escrow Agreement, dated as of December 28, 2001, by and among US Search.com Inc., Comerica Bank—California, Irwin R. Pearlstein, David Pearlstein and Cheryl Pearlstein-Enos
10.39††††	Registration Rights Agreement, dated as of December 28, 2001, by and among US Search.com Inc., Irwin R. Pearlstein, David Pearlstein and Cheryl Pearlstein-Enos
10.40††††	Security Agreement, dated as of December 28, 2001, by and among US Search.com Inc., Irwin R. Pearlstein, David Pearlstein and Cheryl Pearlstein-Enos
10.41††††	Employment Agreement, dated as of December 28, 2001, by and between US Search.com Inc. and Irwin R. Pearlstein
10.42††††	Employment Agreement, dated as of December 28, 2001, by and between US Search.com Inc. and David Pearlstein
10.43††††	Employment Agreement, dated as of December 28, 2001, by and between US Search.com Inc. and Cheryl Pearlstein-Enos
10.44†††††	Purchase Agreement, dated December 20, 2001, by and between the Registrant and Pequot Private Equity Fund II, L.P.
10.45†††††	Warrant, dated December 20, 2001, by the Registrant in favor of Pequot Private Equity Fund II, L.P.
10.46†††††	Registration Rights Agreement, dated December 20, 2001, by and between the Registrant and Pequot Private Equity Fund II, L.P.
10.47††††††	Form of Purchase Agreement, dated January 18, 2002, by and between the Registrant and certain Purchasers of 8% Convertible Promissory Notes
10.48††††††	Form of Warrant, dated January 18, 2002 by the Registrant in favor of Purchasers of 8% Convertible Promissory Notes
10.49	Waiver and Amendment Number One to Loan and Security Agreement, dated March 27, 2002, by and among US SEARCH.com Inc., Professional Resource Screening, Inc. and Comerica Bank—California.
10.50	Warrant, dated March 27, 2002, by the Registrant in favor of Comerica Bank—California.
10.51††††††	Form of Registration Rights Agreement, dated January 18, 2002, by and between the Registrant and Purchasers of 8% Convertible Promissory Notes
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Accountants, PricewaterhouseCoopers LLP
24.1	Power of Attorney (see signature page)

*	Filed with the Company's Registration Statement on Form 1, File No. 333-76099, declared effective on June 24, 1999, incorporated herein by reference.
**	Filed with the Company's Quarterly Report on Form 10-Q for the period ending June 30, 1999, incorporated herein by reference.
***	Filed with the Company's Quarterly Report on Form 10-Q for the period ending September 30, 1999, incorporated herein by reference.
****	Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1999, incorporated herein by reference

*****	Filed with the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2000 incorporated by reference.
******	Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2000, incorporated herein by reference.
*******	Filed with the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2001, incorporated herein by reference.
********	Filed with the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2001, incorporated herein by reference.
†	Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for an order granting confidential treatment of such information in accordance with Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.
††	Filed as Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed September 15, 2000, incorporated herein by reference.
†††	Filed with the Company's Current Report on Form 8-K filed June 8, 2001, incorporated herein by reference.
††††	Filed with the Company's Current Report on Form 8-K filed January 10, 2002, incorporated herein by reference.
†††††	Filed with the Company's Current Report on Form 8-K filed January 3, 2002, incorporated herein by reference.
††††††	Filed with the Company's Current Report on Form 8-K filed February 4, 2002, incorporated herein by reference.

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