Form 10-K/A
period 2001-12-31
US SEARCH CORP COM
filed 2002-07-02
CIK 1083087

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 3
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value based on the closing price of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $8,130,979 as of May 28, 2002.

        There were 27,343,222 shares of outstanding Common Stock of the Registrant as of May 28, 2002.

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

The number of freely tradeable shares of our common stock will increase substantially as a result of registration rights agreements we have entered into with some of our stockholders. This could adversely impact the trading price of our common stock.

        Our current stockholders hold a substantial number of shares, which they will be able to sell in the public market immediately or in the near future. As of May 28, 2002 we had 27,343,222 shares issued and outstanding, of which 18,408,080 are restricted and, as such, may not be freely resold. We are are registering for resale 38,509,284 shares, including 11,800,000 of the restricted shares currently outstanding, increasing the total number of outstanding shares to 54,052,506, an increase of 141%, and the total shares available for sale to 47,444,426 an increase of 531%.

        In addition to the shares discussed above, Pequot Private Equity Fund II, L.P. holds shares of our Series A-1 Convertible Preferred Stock which, as of March 1, 2002, were convertible into 42,107,303 shares of our Common Stock and a warrant to purchase additional shares of our Series A-1 Convertible Preferred Stock which, as of March 1, 2002, if exercised in full, would be convertible into 1,036,549 shares of our Common Stock. The Kushner-Locke Company holds, as of March 1, 2002, 6,108,080 shares of our Common Stock. We have entered into a Registration Rights Agreement with Pequot and Kushner-Locke, pursuant to which Pequot and Kushner-Locke each has the right to require us to register the resale of these shares of Common Stock. In addition the former shareholders of PRSI hold 8,800,000 shares of our Common Stock, which was partial consideration for the acquisition of PRSI.

        If our shareholders approve the issuance of 8% Convertible Promissory Notes and the issuance of shares of Common Stock underlying the 8% Notes, that were sold on December 20, 2001, January 18, 2002 and March 15, 2002, the 8% Notes are convertible in the aggregate into 18,258,330 shares of Common Stock. In connection with the 8% Notes, warrants to purchase 5,267,290 shares of our Common Stock were issued. Assuming conversion in full of all Series A-1 convertible Preferred Stock, all of our 8% Convertible Promissory Notes and an exercise in full of all warrants, our book value per share of common stock would have decreased from $0.35 to $0.32 as of March 31, 2002. Sales of a substantial number of shares of our Common Stock, or the perception that these sales could occur, could cause our Common Stock price to fall and could impair our ability to raise capital through the sale of additional equity securities. In addition, we have entered into registration rights agreements with other investors that entitle such investors to have their shares registered for sale in the public market. The exercise of these rights could affect the market price of our Common Stock.

        The following chart summarizes the number of shares of our Common Stock that will be available for resale as a result of this offering and that may become available for resale in the future as a result of registration rights agreements entered into with certain of our stockholders.

	Total Outstanding Shares	Restricted Shares Outstanding	Freely Tradeable Shares Outstanding	Percentage Increase of Freely Tradeable Shares
Prior to our contemplated Offering	27,343,222	18,408,080	8,935,142	—
Upon completion of the Offering	54,052,506	6,608,080	47,444,426	531%
Upon the registration for resale of the shares held by Pequot Capital Management and The Kushner-Locke Company(1)	97,196,358	0	97,196,358	1,088%

(1)
Assumes conversion of all shares of Series A-1 Convertible Preferred Stock held by Pequot Capital Management as of March 1, 2002, the exercise in full of Pequot Capital Management's warrant to purchase common stock and the registration for resale of such shares and all shares held by The Kushner-Locke Company.

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

        The 8% Convertible Promissory Notes issued in December 2001 and January 2002 will convert into shares of common stock at $0.783 per share if the trading price of our common stock remains above $0.783 per share at the time of conversion. The 8% Convertible Promissory Notes issued in March 2002 will convert into shares of common stock at $0.85 per share if the trading price of our common stock remains above $0.85 per share at the time of conversion. If the trading price of our common stock declines below $0.783, in the case of the 8% Convertible Promissory Notes issued in December 2001 and January 2002, or $0.85, in the case of the 8% Convertible Promissory Notes issued in March 2002, we must issue additional shares of common stock to the holders of the 8% Convertible Promissory Notes. The following table sets forth the number and percentage of additional shares we will be required to issue if the trading price of our common stock declines by 25%, 50% and 75% from a trading price of $0.783, in the case of the 8% Convertible Promissory Notes issued in December 2001 and January 2002, or $0.85, in the case of the 8% Convertible Promissory Notes issued in March 2002.

	No Decline	25% Decline	50% Decline	75% Decline

8% Convertible Promissory Notes issued in December 2001 and January 2002	10,410,575	13,880,766	20,821,149	41,642,299
Expressed as a percentage of our currently outstanding Common Stock	38.1%	50.8%	76.1%	152.3%
8% Convertible Promissory Notes issued in March 2002	7,147,059	9,529,412	14,294,118	28,588,235
Expressed as a percentage of our currently outstanding Common Stock	26.1%	34.9%	52.3%	104.6%

        In addition, the holders of 8% Convertible Promissory Notes hold warrants to purchase up to an aggregate of 5,267,290 shares of our common stock at an initial exercise price of $1.044 per share.

We risk being delisted from The Nasdaq National Market.

        If the trading price of our Common Stock falls below $1.00 per share, it may be delisted from the Nasdaq National Market. If our Common Stock is delisted from the Nasdaq National Market, you may be unable to dispose of your shares. In February 2001 we received a notice from the Nasdaq Stock Market that we were not in compliance with the $1.00 minimum bid requirement for continued listing on the Nasdaq National Market and that our common stock was subject to delisting from the Nasdaq National Market. In March 2001 we participated in a hearing before the Nasdaq Listing Qualifications Panel to appeal the earlier decision to delist out common stock. In June 2001 we received a notification from Nasdaq that the Nasdaq Listing Qualifications Panel had determined that we regained compliance with the requirements for continued listing on the Nasdaq National Market and, accordingly, determined to continue to list our common stock on the Nasdaq National Market. If we are unable to maintain compliance with the requirements for continued listing on the Nasdaq National Market, including the $1.00 minimum bid requirement and the net tangible assets maintenance requirement, we may be subject to delisting from the Nasdaq National Market. On June 28, 2002, the closing price for our common stock was $0.78 per share.

If the trading price per share of our common stock remains low, we may be delisted from The Nasdaq National Market.

        The closing sale price of our Common Stock on June 28, 2002 was $0.78 per share. In December 2001, January 2002 and March 2002 we issued $14.2 million in aggregate principal amount of 8% Convertible Promissory Notes. These notes convert into shares of our common stock at $0.783 per share, in the case of the notes issued in December 2001 and January 2002, and $0.85 per share, in the case of the notes issued in March 2002. If at the time the notes convert into common stock our common stock is trading below $0.783 per share, in the case of the notes issued in December 2001 and January 2002, or $0.85 per share, in the case of the notes issued in March 2002, we will be required to issue additional shares of common stock upon conversion of the notes. This could create downward pressure on the trading price of our common stock. To maintain listing on The Nasdaq National Market System we must maintain a trading price per share of more than $1.00. If the trading price per share of our common stock remains below $1.00, we may be delisted from the Nasdaq National Market System. If we are unable to maintain compliance with the requirements for continued listing on the Nasdaq National Market, including the $1.00 minimum bid requirement, we may be subject to delisting from the Nasdaq National Market. If we are delisted from the Nasdaq National Market System, trading in our common stock, could occur, if at all, in the over-the-counter market in so-called "pink sheets" or, if then available, the OTC Bulletin Board. As a result, the holders of our common stock would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock.

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

        In May 2001, ChoicePoint, Inc., the successor entity to DBT Online, Inc., served us with a complaint that it filed against us in Palm Beach County, Florida alleging breach of contract, fraudulent misrepresentation, unjust enrichment, quantum meruit and breach of the implied covenant of good faith and fair dealing. ChoicePoint sought approximately $1.5 million in damages, as well as interest and attorneys' fees. We removed this action to the United States District Court for the Southern District of Florida. The United States District Court for the Southern District of Florida ordered the matter to arbitration. In June 2002, the arbitrator awarded us a credit of $297,671 to be deducted from invoices of $1,418,731. We currently have approximately $1,000,000 accrued for this liability. We have not had enough time since the award was rendered to review the award and consider our options. The costs related to this litigation regardless of the outcome, including the fees and costs of our attorneys and other litigation support professionals, could be significant. While the outcome of this matter is difficult to predict, management believes that the loss, if any, will not materially exceed the amount the Company has accrued in the financial statements as of December 31, 2001. To date, we have incurred an estimated $100,000 in costs and legal fees in connection with this litigation.

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

We may incur liability based on consumer complaints

        A substantial amount of our business involves sales of services to individual consumers. We have received customer complaints concerning the quality of our services, including complaints about the currency and/or completeness of the data returned to customers. In addition, our customers have lodged similar complaints with consumer agencies, such as the Better Business Bureau and state attorney general consumer divisions. These consumer agencies, in turn, send us an inquiry regarding the consumer complaint. We could in the future experience similar complaints from consumers or inquiries from governmental and consumer agencies based on consumer complaints. If we are unable to resolve existing and future complaints and inquiries, we could be subject to governmental regulatory action as well as civil liability, which may have a material adverse effect on our business, financial condition and results of operations.

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

        Under the terms of our Merchant Card Agreement with Visa, chargebacks as a percentage of interchange transactions must not exceed 2.5% and the ratio of customer dispute chargebacks to interchange transactions must not exceed 1%. In the period from April 1, 2001 through February 29, 2002, our Visa charge backs as a percentage of interchange transactions ranged from 1.61% to 3.16%. We have remained in compliance with the total chargeback ratio since October 2001. We have been in compliance with the customer dispute chargeback ratio since May 2002.

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

        In May 2001, ChoicePoint, Inc., the successor entity to DBT Online, Inc., served us with a complaint that it filed against us in Palm Beach County, Florida alleging breach of contract, fraudulent misrepresentation, unjust enrichment, quantum meruit and breach of the implied covenant of good faith and fair dealing. ChoicePoint is seeking approximately $1.5 million in damages, as well as interest and attorneys' fees. We removed this action to the United States District Court for the Southern District of Florida. The United States District Court for the Southern District of Florida ordered the matter to arbitration. The arbitration was concluded in April 2002 and in June 2002 the arbitrator awarded us a credit of $297,671 to be deducted from invoices of $1,418,731. We currently have approximately $1,000,000 accrued for this liability. We have not had enough time since the award was rendered to review the award and consider our options. To date we have incurred an estimated $100,000 in costs and legal fees in connection with this litigation which has been accrued and paid.

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

Director Continuing in Office Until the 2004 Annual Meeting

  Thomas W. Patterson

        Thomas W. Patterson, 42, joined our Board of Directors in April 2001. Mr. Patterson has been selected to become the Partner in Charge of Security Services for Deloitte & Touche for Europe, the Middle East, and Africa. Mr. Patterson is based in Germany and has active responsibility for D&T Security Services in 29 countries. From 1999 until this year, Mr. Patterson led the eCommerce transactions practice at KPMG Consulting, Inc. In 1998 prior to joining KPMG in 1999, Mr. Patterson managed the Certificate Authority outsource company TradeWave and from 1996-1998, Mr. Patterson was Chief Strategist for electronic commerce at IBM. Mr. Patterson has served on a number of other companies' Board of Directors and has been an advisor to the White House, United States Congress, and the Departments of Defense, Treasury, Energy and Commerce.

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

        The following tables show for the fiscal year ended December 31, 2001, certain information regarding options granted to, exercised by, and held at year-end by, the Named Executive Officers:

Option Grants in Last Fiscal Year

	Individual Grants
							Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in 2001(1)
				Exercise Price Per Share(3)		Expiration Date
							5%		10%
Brent Cohen	320,000 1,920,000 2,700,000	2.8 16.8 23.7	% % %	$ $ $	0.50 0.88 0.50	3/12/2011 12/18/2011 3/12/2011	$ $ $	100,622 1,062,580 848,996	$ $ $	254,999 2,692,787 2,151,552
David Wachtel	250,000 600,000	2.2 5.3	% %	$ $	0.50 0.88	3/12/2011 12/18/2011	$ $	78,611 332,056	$ $	199,218 841,496
Jake Mendelsohn	250,000 600,000	2.2 5.3	% %	$ $	0.50 0.88	3/12/2011 12/18/2011	$ $	78,611 332,056	$ $	199,218 841,496
Mal Ransom(4)	350,000	3.1%			$0.50	3/12/2011		$110,055		$278,905
Karol Pollock	250,000	2.2%			$0.50	3/12/2011		$78,611		$199,218

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

Item 13. Certain Relationships and Related Transactions

        Lawrence D. Lenihan, Jr., a member of the Board of Directors of the Company, is Managing Director of Pequot Capital Management, the general partner of Pequot Private Equity Fund II, L.P. ("Pequot") which beneficially holds 68.9% of our outstanding common stock. In February 2001 and March 2001, the Company sold to Pequot an aggregate of $10,150,000 in principal amount of convertible promissory notes (the "7% Notes") for $10 million in cash and the cancellation of $150,000 in other indebtedness. The 7% Notes were convertible into shares of the Company's Series A-1 Convertible Preferred Stock upon the satisfaction of certain conditions. The 7% Notes bore interest at a rate of seven percent (7%) per annum and, if not previously converted into Series A-1 Convertible Preferred Stock, were due and payable on April 1, 2002.

        On June 5, 2001, the Company issued to Pequot (i) 203,113 shares of Series A-1 Convertible Preferred Stock (the "Series A-1 Shares") upon conversion of the 7% Notes and upon exchange of the shares of Series A Convertible Preferred Stock then held by Pequot and (ii) a ten year warrant to purchase an additional 5,000 shares of Series A-1 Convertible Preferred Stock at a price of $100 per share (the "Series A-1 Warrant"). The Series A-1 Convertible Preferred Stock has a stated value of $100 per share and is convertible into Common Stock at a conversion price of $0.48237 per share. As of June 19, 2002, the Series A-1 Shares held by Pequot and the Series A-1 Warrant was convertible into 43,167,427 shares of common stock.

        On December 20, 2001, the Company sold to Pequot for $3.5 million an 8% Convertible Promissory Notes due December 20, 2002 in the principal amount of $3.5 million (the "December Note") and a five year warrant to purchase up to an aggregate of 1,117,497 shares of Common Stock at an initial exercise price of $1.044 per share (the "December Warrant"). The December Note is convertible into the number of shares of Common Stock calculated by dividing the amount of principal and accrued but unpaid interest due under the December Note by the lower of (i) $0.783 and (ii) 90% of the ten day average closing bid price for the Company's Common Stock on the Nasdaq National Market for the ten business days prior to the conversion date of the December Note. The December

Note automatically converts into Common Stock upon receipt of the approval of the Company's stockholders of the issuance of the December Note and the issuance of the shares of Common Stock underlying the December Note. If the December Note has not converted into shares of Common Stock prior to December 20, 2002, the Company must repay the principal and all accrued but unpaid interest. As of June 19, 2002, the December Note and the December Warrant held by Pequot was convertible into 6,033,489 shares of common stock.

        Irwin R. Pearlstein, David Pearlstein and Cheryl Pearlstein-Enos (collectively, the "Pearlsteins") each own beneficially in excess of 5% of the Common Stock of the Company as of June 19, 2002. Irwin R. Pearlstein beneficially holds 14.1%, David Pearlstein beneficially holds 7.3% and Cheryl Pearlstein-Enos beneficially holds 7.3% of our common stock as of June 19, 2002. The Pearlsteins are the former shareholders of Professional Resource Screening, Inc., a California corporation ("PRSI"). In December 2001, the Company acquired PRSI by merging it with and into US SEARCH Screening Services Inc., a wholly-owned subsidiary of the Company ("USSSS") pursuant to an Agreement and Plan of Merger, dated as of December 28, 2001, by and among the Company, USSSS, PRSI and the Pearlsteins (the "Merger Agreement"). The Company subsequently changed the name of US SEARCH Screening Services Inc. to Professional Resource Screening, Inc. In connection with the merger, subject to terms and conditions contained in the Merger Agreement, the Company has paid the following consideration to the Pearlsteins: (i) 8,800,000 shares of our common stock (the "Stock Consideration"), and (ii) $400,000 in cash. The Company has also agreed to pay to the Pearlsteins: (a) a total of $180,000 in cash, payable in 6 equal monthly installments of $30,000 beginning on December 28, 2001; (b) a total of $900,000 in cash, payable in 18 equal monthly installments of $50,000 beginning June 28, 2002; (c) an additional $1,520,000 in cash, payable over a period of up to 37 months based upon the cash flow of PRSI; and (d) if PRSI achieves certain revenue and income targets, up to an additional $1,500,000 in cash earnout payments payable over the next three fiscal years. A portion of the Stock Consideration is being held in escrow until December 28, 2003 to secure any indemnification claims made by the Company under the Merger Agreement and certain post-closing adjustments to the consideration set forth above. In connection with the merger, the Company granted the Pearlsteins a security interest in the capital stock of PRSI to secure payment of the consideration payable to them under the Merger Agreement.

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
Dated: July 2, 2002
/s/ BRENT N. COHEN Brent N. Cohen, Chief Executive Officer and Director
Dated: July 2, 2002
/s/ JEFFREY R. WATTS Jeffrey R. Watts Chief Financial Officer

        In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates stated.

US SEARCH.COM INC. (Registrant)
Dated: July 2, 2002
* Peter Locke Director
Dated: July 2, 2002
* Lawrence D. Lenihan, Jr. Director
Dated: July 2, 2002
* Brent N. Cohen Chief Executive Officer and Director
Dated: July 2, 2002
* Alan C. Mendelson Director
Dated: July 2, 2002
* Thomas W. Patterson Director
Dated: July 2, 2002
* Harry Chandler Director
* By:	/s/ BRENT N. COHEN Attorney-in-fact

Item 14. Exhibits and Reports on Form 8-K

        (a)(3) Exhibits:

Exhibit No.	Description
2.1(11)	Agreement and Plan of Merger, dated as of December 28, 2001, by and among the Registrant, US SEARCH Screening Services, Inc., Professional Resource Screening, Inc., Irwin R. Pearlstein, David Pearlstein and Cheryl Pearlstein-Enos
3.1(1)	Certificate of Incorporation
3.1.1(1)	Certificate of Amendment of Certificate of Incorporation, dated May 12, 1999, changing corporate name to US SEARCH.com Inc.
3.1.2(2)	Amended Certificate of Designations of Series A Convertible Preferred Stock of US SEARCH.com Inc.
3.1.3(10)	Certificate of Designations of Series A-1 Convertible Preferred Stock
3.2(1)	Bylaws
4.1(1)	Form of Common Stock Certificate
4.2(6)	Convertible Subordinated Promissory Note dated February 28, 2001
4.2.1(7)	First Amendment to Convertible Subordinated Promissory Note dated March 30, 2001
4.3(7)	Convertible Subordinated Promissory Note dated March 30, 2001
4.4(8)	Loan and Security Agreement dated September 12, 2001, by and between US SEARCH.com Inc. and Imperial Bank
4.5(12)	Convertible Promissory Note, dated December 20, 2001, by the Registrant in favor of Pequot Private Equity Fund II, L.P.
4.6(13)	Form of Convertible Promissory Note, dated January 18, 2002, by the Registrant in favor of certain Purchasers
10.1(1)	Form of Indemnity Agreement between US SEARCH and its directors and officers
10.2(1)	1998 Amended and Restated Stock Incentive Plan
10.2.1(1)	Form of 1998 Stock Incentive Plan Stock Option Award Agreement between US SEARCH and its employees, directors, and consultants
10.3(1)	1999 Non-Employee Directors' Stock Option Plan
10.3.1(1)	Form of 1999 Non-Employee Directors' Stock Option Plan Nonstatutory Stock Option between US SEARCH and its non-employee directors
10.3.2(1)	Form of 1999 Non-Employee Directors' Stock Option Plan Notice of Exercise between US SEARCH and its non-employee directors
10.4(1)	Standard Office Lease—Gross, dated January 24 1996, between US SEARCH and Daishin U.S. A. Co., Ltd.
10.4.1(1)	Addendum to Standard Lease—Option(s) to Extend, dated January 24, 1996, between US SEARCH and Daishin U.S.A. Co., Ltd.
10.5(1)	Amended and Restated Employment Agreement, date September 14, 1998, between US SEARCH and Nicholas Matzorkis
10.6(1)	Employment Agreement, dated February 3, 1999, between US SEARCH and C. Nicholas Keating, Jr.
10.7(1)	Employment Agreement, dated March 18, 1999, between US SEARCH and William G. Langley
10.8(1)	Employment Agreement, dated March 17, 1999, between US SEARCH and Robert J. Richards
10.9(1)	Employment Agreement, dated March 18, 1999, between US SEARCH and Meg Shea-Chiles
10.10(1)	Administrative Services Agreement, dated July 1, 1998, between The Kushner-Locke Company and US SEARCH

10.11†(1)	Addendum to Lycos, Inc. Advertising Contract, dated March 1, 1999, between US SEARCH and Lycos, Inc.
10.11.1†(1)	Lycos, Inc. Advertising Contract, dated February 1, 1999, between Lycos, Inc. and US SEARCH
10.12†(1)	Amended and Restated Content Provider Agreement dated as of August 24, 1998, between InfoSpace, Inc., US SEARCH and The Kushner-Locke Company (the "InfoSpace Agreement")
10.13(1)	Settlement Agreement, dated September 14, 1998, by and among The Kushner-Locke Company, Nicholas Matzorkis and US SEARCH.
10.14(1)	Shareholders' Agreement dated September 14, 1998, by The Kushner-Locke Company and Nicholas Matzorkis.
10.15†(1)	Amendment to the InfoSpace Agreement dated March 15, 1999
10.16†(1)	Advertising Agreement and Insertion Orders date September 4, 1998, between InfoSeek Corporation and US SEARCH
10.17†(1)	Terms and Conditions and Sponsorship Proposal dated March 2, 1999, and Addendum to contract dated March 11, 1999, between Snap! LLC and US SEARCH
10.18†(1)	Advertising and Promotion Agreement dated June 7, 1999 between Yahoo! Inc. and US SEARCH.
10.19†(2)	Data Processing Service Agreement dated July 1, 1999 between DBT Online, Inc. and US SEARCH.com Inc.
10.20(3)	Lease Agreement dated September 9, 1999 between US SEARCH.com Inc. and The Mortensen Trust
10.21(4)	Employment Agreement, dated February 3, 2000, between US SEARCH and Brent N. Cohen
10.22(5)	Contract Cancellation, Settlement and Release Agreement, dated as of September 29, 2000, by and between US SEARCH.com Inc., and The Kushner-Locke Company, and InfoSpace, Inc.
10.23(6)	Sales Agency Agreement, dated as of October 1, 2000, by and between US SEARCH.com Inc. and InfoSpace, Inc.
10.24(5)	Registration Rights Agreement, dated as of September 29, 2000, by and between US SEARCH.com Inc. and InfoSpace, Inc.
10.25(5)	Warrant, dated September 29, 2000, by US SEARCH.com Inc. in favor of InfoSpace, Inc.
10.26(5)	Promissory Note, dated August 23, 2000, by US SEARCH.com Inc. in favor of Lycos, Inc.
10.27†(6)	Second Amendment to Advertising and Promotion Agreement between Yahoo! Inc. and USsearch.com Inc. dated January 30, 2001 *
10.28†(6)	Agreement between RiskWise, L.L.C. and US SEARCH.com Inc. dated March 1, 2001*
10.29(10)	Preferred Stock Exchange and Purchase Agreement, dated June 5, 2001, by and between US SEARCH.com Inc. and Pequot Private Equity Fund II, L.P.
10.30(10)	First Amendment to Investors' Rights Agreement, dated June 5, 2001, by and between US SEARCH.com Inc. and Pequot Private Equity Fund II, L.P.
10.31(10)	Warrant, dated June 5, 2001, by US SEARCH.com Inc. in favor of Pequot Private Equity Fund II, L.P.
10.32(10)	First Amendment to Stockholders Agreement, dated June 1, 2001, by and among US SEARCH.com Inc., Pequot Private Equity Fund II, L.P. and The Kushner-Locke Company
10.33†*	Data Access Agreement, dated October 22, 2001, by and between US SEARCH.com Inc. and Confi-Chek Inc.

10.34*	Warrant dated October 23, 2001, by US SEARCH.com Inc. in favor of Confi-check, Inc.
10.35*	Forbearance, Consent and Amendment Agreement, dated December 24, 2001, by and among US SEARCH.com Inc. and Comerica Bank—California.
10.36*	Warrant, dated December 28, 2001, in favor of Comerica Bank—California
10.37*	Warrant, dated December 28, 2001, in favor of AMF Technologies, LLP
10.38(11)	Escrow Agreement, dated as of December 28, 2001, by and among US Search.com Inc., Comerica Bank—California, Irwin R. Pearlstein, David Pearlstein and Cheryl Pearlstein-Enos
10.39(11)	Registration Rights Agreement, dated as of December 28, 2001, by and among US Search.com Inc., Irwin R. Pearlstein, David Pearlstein and Cheryl Pearlstein-Enos
10.40(11)	Security Agreement, dated as of December 28, 2001, by and among US Search.com Inc., Irwin R. Pearlstein, David Pearlstein and Cheryl Pearlstein-Enos
10.41(11)	Employment Agreement, dated as of December 28, 2001, by and between US Search.com Inc. and Irwin R. Pearlstein
10.42(11)	Employment Agreement, dated as of December 28, 2001, by and between US Search.com Inc. and David Pearlstein
10.43(11)	Employment Agreement, dated as of December 28, 2001, by and between US Search.com Inc. and Cheryl Pearlstein-Enos
10.44(12)	Purchase Agreement, dated December 20, 2001, by and between the Registrant and Pequot Private Equity Fund II, L.P.
10.45(12)	Warrant, dated December 20, 2001, by the Registrant in favor of Pequot Private Equity Fund II, L.P.
10.46(12)	Registration Rights Agreement, dated December 20, 2001, by and between the Registrant and Pequot Private Equity Fund II, L.P.
10.47(13)	Form of Purchase Agreement, dated January 18, 2002, by and between the Registrant and certain Purchasers of 8% Convertible Promissory Notes
10.48(13)	Form of Warrant, dated January 18, 2002 by the Registrant in favor of Purchasers of 8% Convertible Promissory Notes
10.49*	Waiver and Amendment Number One to Loan and Security Agreement, dated March 27, 2002, by and among US SEARCH.com Inc., Professional Resource Screening, Inc. and Comerica Bank—California.
10.50*	Warrant, dated March 27, 2002, by the Registrant in favor of Comerica Bank—California.
10.51(13)	Form of Registration Rights Agreement, dated January 18, 2002, by and between the Registrant and Purchasers of 8% Convertible Promissory Notes
21.1*	Subsidiaries of the Registrant
23.1	Consent of Independent Accountants, PricewaterhouseCoopers LLP
24.1*	Power of Attorney (see signature page)

†	Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for an order granting confidential treatment of such information in accordance with Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.
*	Previously filed.
(1)	Filed with the Company's Registration Statement on Form 1, File No. 333-76099, declared effective on June 24, 1999, incorporated herein by reference.
(2)	Filed with the Company's Quarterly Report on Form 10-Q for the period ending June 30, 1999, incorporated herein by reference.

(3)	Filed with the Company's Quarterly Report on Form 10-Q for the period ending September 30, 1999, incorporated herein by reference.
(4)	Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1999, incorporated herein by reference
(5)	Filed with the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2000 incorporated by reference.
(6)	Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2000, incorporated herein by reference.
(7)	Filed with the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2001, incorporated herein by reference.
(8)	Filed with the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2001, incorporated herein by reference.
(9)	Filed as Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed September 15, 2000, incorporated herein by reference.
(10)	Filed with the Company's Current Report on Form 8-K filed June 8, 2001, incorporated herein by reference.
(11)	Filed with the Company's Current Report on Form 8-K filed January 10, 2002, incorporated herein by reference.
(12)	Filed with the Company's Current Report on Form 8-K filed January 3, 2002, incorporated herein by reference.
(13)	Filed with the Company's Current Report on Form 8-K filed February 4, 2002, incorporated herein by reference.

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