Form 10-Q/A
period 2002-03-31
US SEARCH CORP COM
filed 2002-07-02
CIK 1083087

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

US SEARCH.COM INC.

Form 10-Q for the quarterly period ended March 31, 2002

INDEX

Part I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements
Consolidated Statements of Operations for the three month periods ended March 31, 2002 and 2001
Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001
Consolidated Statements of Cash Flows for the three month periods ended March 31, 2002 and 2001
Notes to Consolidated Financial Statements
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Part II.	OTHER INFORMATION
	Item 1.	Legal Proceedings
	Item 2.	Changes in Securities and Use of Proceeds
	Item 3.	Defaults Upon Senior Securities
	Item 4.	Submission of Matters to a Vote of Security Holders
	Item 5	Other Information
	Item 6.	Exhibits and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

US SEARCH.com Inc.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Net revenue	$6,663,000	$4,941,000
Cost of services	1,988,000	1,424,000

Gross profit	4,675,000	3,517,000

Operating expenses:
Selling and marketing	3,262,000	3,080,000
Information technology	938,000	1,243,000
General and administrative	2,551,000	2,000,000

Total operating expenses	6,751,000	6,323,000

Loss from operations	(2,076,000)	(2,806,000)
Interest income (expense), net (including non-cash charges relating to warrants, convertible notes payable and amortization of debt issuance costs of $886,000 for the three-month period ended March 31, 2002)	(935,000)	16,000
Other income—net	15,000	2,000

Loss before income taxes	(2,996,000)	(2,788,000)
Provision for income taxes	2,000	2,000

Net loss	$(2,998,000)	$(2,790,000)
Accretion of discount on preferred stock	—	126,000
Accrued preferred stock dividends	—	113,000

Net loss attributable to common stockholders	$(2,998,000)	$(3,029,000)

Net loss per share attributable to common stockholders	$(0.11)	$(0.17)

Weighted-average shares outstanding used in per share calculation	26,610,383	17,938,244

The accompanying notes are an integral part of these statements.

US SEARCH.com Inc.
CONSOLIDATED BALANCE SHEETS

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$6,721,000	$3,148,000
Restricted cash	2,000,000	750,000
Accounts receivable, net	1,318,000	696,000
Other current assets	1,765,000	1,854,000

Total current assets	11,804,000	6,448,000
Property and equipment, net	9,162,000	9,409,000
Goodwill	8,806,000	8,648,000
Intangibles, net	2,882,000	2,960,000
Other assets	270,000	270,000

Total assets	$32,924,000	$27,735,000

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$5,647,000	$7,182,000
Accrued liabilities	1,433,000	1,930,000
PRSI acquisition obligations, current portion	545,000	902,000
Bank debt	1,185,000	1,375,000
Notes payable, current portion	12,544,000	3,896,000
Capital lease obligations, current portion	236,000	280,000

Total current liabilities	21,590,000	15,565,000
Notes payable, net of current portion	155,000	—
PRSI acquisition obligations	1,580,000	1,654,000
Capital lease obligations, net of current portion	119,000	156,000
Other non-current liabilities	5,000	5,000

Total liabilities	23,449,000	17,380,000

Commitments and contingencies
Stockholders' equity:
Preferred stock $0.001 par value; 1,000,000 authorized, 203,113 shares issued and outstanding as of March 31, 2002 and December 31, 2001	—	—
Common stock $0.001 par value; authorized 150,000,000 shares; 26,885,326 shares issued and outstanding as of March 31, 2002 and 26,183,058 shares as of December 31, 2001	26,000	26,000
Additional paid-in capital	86,964,000	84,847,000
Accumulated deficit	(77,515,000)	(74,518,000)

Total stockholders' equity	9,475,000	10,355,000

Total liabilities and stockholders' equity	$32,924,000	$27,735,000

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

        On March 15, 2002, the Company sold 8% Convertible Promissory Notes due December 20, 2002 in the aggregate principal amount of $6,075,000 ($5,700,000 in proceeds net of issuance costs) and five year warrants to purchase up to an aggregate of 2,144,118 shares of our common stock at an initial exercise price of $1.044 per share. These notes are convertible into the number of shares of common stock calculated by dividing the amount of principal and accrued but unpaid interest due under the notes by the lower of (i) $0.85 and (ii) the 10-day average closing bid price of the Company's common stock on the Nasdaq National Market for the 10 business days prior to the conversion date of the notes. These notes automatically convert into common stock upon receipt of the approval of the Company's stockholders of the issuance of the shares of common stock underlying the notes. If the notes have not converted into common stock prior to December 20, 2002, the Company must repay the principal and all accrued but unpaid interest. The Company expects to present to its stockholders at the 2002 Annual Meeting of Stockholders a proposal to approve the issuance of the shares of common stock underlying the notes. The Company also issued warrants to purchase 714,706 shares of common stock at an exercise price of $0.85 per share to the principals of the offering placement agent.

        In accordance with Accounting Principles Board Opinion No. 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", the relative fair value of the warrants issued in conjunction with the January and March notes totaled $730,000 and $892,000, respectively as well as $315,000 for warrants issued to the placement agent. Such amounts are being recorded as interest expense over the terms of the notes. As of March 31, 2002, the Company has amortized approximately $246,000. The Company will also record a beneficial conversion feature on both the January and March notes when they become convertible upon stockholder approval.

        Included in notes payable is $526,000 net of discount of $55,000 due to a vendor. In conjunction with the terms of the note, the outstanding balance is due and payable within 90 days of the Company closing a financing, as defined, in excess of $10,000,000. As of March 31, 2002 the Company has closed financing in excess of $10,000,000.

4.    Bank Debt

        On April 1, 2002, the Company entered into an agreement with the bank to amend its existing loan and security agreement ("Amendment Number One") with Comerica Bank. The Comerica facility has been amended to increase the revolving credit line to $3,000,000 from $2,000,000, of which $1,000,000 has been designated as a borrowing base line. Amounts under the borrowing base line may be advanced based on up to 80% of eligible receivables as defined in the agreement. Borrowings under the revolving credit line are due and payable on March 26, 2003. Total borrowings under the revolving credit facility totaled $1,000,000 at March 31, 2002.

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

        In connection with the waiver and amendment agreement, the Company agreed to issue the bank a warrant to purchase 55,487 shares of the Company's common stock at an exercise price of $0.85 per share which expires on March 27, 2008.

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

        In May 2001, ChoicePoint, Inc., the successor entity to DBT Online, Inc., filed a complaint against us in Palm Beach County, Florida alleging breach of contract, fraudulent misrepresentation, unjust enrichment, quantum meruit and breach of the implied covenant of good faith and fair dealing. The Complaint sought approximately $1.5 million in damages, as well as interest and attorneys' fees. We removed this action to the United States District Court for the Southern District of Florida. The United States District Court for the Southern District of Florida ordered the matter to arbitration. An arbitration hearing was held in April 2002 and in June 2002 the arbitration awarded us a credit of $297,671 to be deducted from invoices of $1,418,731. We currently have approximately $1,000,000 accrued for this liability. The costs related to this litigation to date have been less than $100,000.

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

(in thousands)	Three Months Ended March 31, 2002 Historical	Three Months Ended March 31, 2001 Pro Forma
Net revenue	$6,663	$7,291
Net loss	$2,998	$2,803
Net loss attributable to common stockholders	$2,998	$3,042
Net loss per share attributable to common stockholders	$(0.11)	$(0.11)

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

  •
  Corporate services. We provide businesses, government agencies and other employers with a variety of employment screening, background check and risk mitigation products and services via an online, Web-based system that enables instant ordering and prompt delivery of results. Customers can customize their search and decision parameters online using a "drag-and-drop" browser interface. Our employment screening products include social security number traces, federal and state felony and misdemeanor record searches, employment and education verification, and credit histories. We also provide character reference checks and drug screening via third party providers. We also offer a Management Services program that provides customers with an outsourced solution to background investigations, which includes analysis of developed investigation data, management of FCRA communications, legal compliance, and direct applicant contact.

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

Prices for our non-instant consumer and small and medium business services have ranged from approximately $20 to $395 per search. Prices for "Instant Searches" range from approximately $10 to $15 per search. Prices for our large business services range from $3 to $495. The prices for our services vary based on the nature and amount of information and whether or not the search is assisted by a search specialist.

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

        Gross Profit.    Gross profit increased from approximately $3.5 million for the three months ended March 31, 2001, to approximately $4.7 million for the three months ended March 31, 2002, representing a 33% increase. Gross profit as a percentage of net revenues was approximately 70% and 71% for the three month periods ended March 31, 2002 and 2001, respectively. The change in gross profit reflects the change in product mix as a result of the Company's December 2001 acquisition of PRSI and cost reductions in the Company's consumer business. Data acquisition and fulfillment costs for consumer sales decreased significantly from 14.6% to 10.5% as a percentage of revenues due the use of a lower cost data providers for certain products. Increased automation also contributed significantly to the increase in gross profit, resulting in a reduction in direct labor expense.

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

        General and Administrative Expenses.    General and administrative expenses for the three months ended March 31, 2002 increased by $551,000 compared to the same period in 2001. The change is the net result of a $594,000 increase due to the December 2001 acquisition of PRSI and a $232,000 increase in depreciation expense as a result of initial implementation of certain of the Company's internally developed software, partially offset by a $275,000 decrease in legal fees and other expenses.

        Interest Income (Expense) Net.    Interest expense, net of interest income, was $935,000 for the three months ended March 31, 2002 as compared to interest income of $16,000 for the same period in 2001. Included in interest expense for 2002 are non-cash interest charges of $611,000 related to the amortization of discounts on the Company's convertible and vendor notes payable. Also included is $275,000 related to the amortization of debt issuance costs incurred in conjunction with the Company's bank credit facility.

Liquidity and Capital Resources

        As of March 31, 2002, cash and cash equivalents have increased to $6.7 million (excluding $2.0 million of restricted cash pledged as collateral in connection with the Company's credit facility) from $3.1 million at December 31, 2001.

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

        During 2001 we were not in compliance with the minimum liquidity, minimum revenue and monthly cash burn financial covenants in our credit facility. In December 2001, the bank agreed to suspend financial covenant compliance and forbear from exercising its rights and remedies under the loan agreement, including termination of the agreement, until February 28, 2002. On April 1, 2002, we entered into an agreement with the bank to amend our credit facility ("Amendment Number One"), to increase the revolving credit line to $3,000,000 from $2,000,000, of which $1,000,000 has been designated as a borrowing base line. Amounts under the borrowing base line may be advanced based on up to 80% of eligible receivables as defined in the agreement. Borrowings under the revolving credit line are due and payable on March 26, 2003. As of March 31, 2002, we were in compliance with our revised bank covenants. As of March 31, 2002, there is $1.0 million outstanding and $2.0 million available under the revolving credit facility.

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

        In connection with the Amendment Number One, we agreed to issue the bank a warrant to purchase 55,487 shares of the Company's common stock at an exercise price of $0.85 per share, which matures on March 27, 2008.

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

        The closing sale price of our Common Stock on June 28, 2002 was $0.78 per share. In December 2001, January 2002 and March 2002 we issued $14.2 million in aggregate principal amount of 8% Convertible Promissory Notes. These notes convert into shares of our common stock at $0.783 per share, in the case of the notes issued in December 2001 and January 2002, and $0.85 per share, in the case of the notes issued in March 2002. If at the time the notes convert into common stock our common stock is trading below $0.783 per share, in the case of the notes issued in December 2001 and January 2002, or $0.85 per share, in the case of the notes issued in March 2002, we will be required to issue additional shares of common stock upon conversion of the notes. This could create downward pressure on the trading price of our common stock. To maintain listing on The Nasdaq National Market System we must maintain a trading price per share of more than $1.00. If the trading price per share of our common stock remains below $1.00, we may be delisted from the Nasdaq National Market System. If we are unable to maintain compliance with the requirements for continued listing on the Nasdaq National Market, including the $1.00 minimum bid requirement, we may be subject to delisting from the Nasdaq National Market. If we are delisted from the Nasdaq National Market System, trading in our common stock could occur, if at all, in the over-the-counter market in so-called "pink sheets" or, if then available, the OTC Bulletin Board. As a result, the holders of our common stock would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock.

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

        In May 2001, ChoicePoint, Inc., the successor entity to DBT Online, Inc., served us with a complaint that it filed against us in Palm Beach County, Florida alleging breach of contract, fraudulent misrepresentation, unjust enrichment, quantum meruit and breach of the implied covenant of good faith and fair dealing. ChoicePoint sought approximately $1.5 million in damages, as well as interest and attorneys' fees. We removed this action to the United States District Court for the Southern District of Florida. The United States District Court for the Southern District of Florida ordered the matter to arbitration. The arbitration hearing was concluded in April 2002 and in June 2002 the arbitrator awarded us a credit of $297,671 to be deducted from invoices of $1,418,731. We currently have approximately $1,000,000 accrued for this liability. To date, we have incurred an estimated $100,000 in costs and legal fees in connection with this litigation.

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

Item 3. Quantitative and qualitative disclosures about market risk

        We considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent In Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." We had no holdings of derivative financial instruments at March 31, 2002 and our total liabilities as of March 31, 2002 consist primarily of notes payable and accounts payable that have fixed interest rates and were not subject to any significant market risk.

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

Item 2. Changes in Securities and Use of Proceeds.

        On January 18, 2002, the Company sold to 26 accredited investors introduced to the Company by Pequot Capital Management, Inc. (the "January Purchasers") 8% Convertible Promissory Notes due

January 17, 2003 in the aggregate principal amount of $4.6 million (the "January Notes") and four year warrants to purchase up to an aggregate of 1,782,176 shares of common stock at an initial exercise price of $1.044 per share (the "January Warrants"). The January Notes are convertible into the number of shares of common stock calculated by dividing the amount of principal and accrued but unpaid interest due under the notes by the lower of (i) $0.783 or (ii) 90% of the 10-day average closing bid price for the Company's common stock on the Nasdaq National Market for the 10 business days prior to the conversion date of the January Notes. The January Notes automatically convert into common stock upon receipt of the approval of the stockholders of the Company of the issuance of the shares of common stock underlying the January Notes. If the January Notes have not converted into common stock prior January 17, 2003, the principal and all accrued but unpaid interest will be immediately due and payable. The Company expects to present to its stockholders at the 2002 Annual Meeting of Stockholders a proposal to approve the issuance of the shares of common stock underlying the January Notes. The issuance and sale of the January Notes and the January Warrants to the January Purchasers was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act") pursuant to Rule 506 of Regulation D promulgated thereunder.

        On March 15, 2002, the Company sold to 12 accredited investors arranged by Stonegate Securities Inc., the Company's placement agent (the "March Purchasers"), 8% Convertible Promissory Notes due December 20, 2002 in the aggregate principal amount of $6.1 million (the "March Notes") and five year warrants to purchase up to an aggregate of 2,144,118 shares of common stock at an initial exercise price of $1.044 per share (the "March Warrants"). The March Notes are convertible into the number of shares of common stock calculated by dividing the amount of principal and accrued but unpaid interest due under the notes by the lower of (i) $0.85 or (ii) 90% of the 10-day average closing bid price for the Company's common stock on the Nasdaq National Market for the 10 business days prior to the conversion date of the notes. These notes automatically convert into common stock upon receipt of the approval of the Company's stockholders of the issuance of the shares of common stock underlying the March Notes. If the March Notes have not converted into common stock prior to December 20, 2002, the principal and all accrued but unpaid interest will be immediately due and payable. The Company expects to present to its stockholders at the 2002 Annual Meeting of Stockholders a proposal to approve the issuance of the shares of common stock underlying these March Notes. The issuance and sale of the March Notes and the March Warrants to the March Purchasers was exempt from the registration requirements of the Act pursuant to Rule 506 of Regulation D promulgated thereunder.

        In compensation for its services as placement agent in connection with the sale of the March Notes and March Warrants to the March Purchasers, the Company paid Stonegate Securities, Inc. fees in the aggregate of $375,000 and issued to affiliates of Stonegate Securities, Inc. warrants to purchase up to an aggregate of 714,706 shares of common stock at an exercise price of $0.85 per share (the "Stonegate Warrants"). The issuance and sale of the Stonegate Warrants were exempt from the registration requirements of the Act pursuant to Rule 506 of Regulation D promulgated thereunder.

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

    •
    February 4, 2002, as amended on June 14, 2002 (Item 5. Other Events).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US SEARCH.COM INC. (Registrant)
Date: July 2, 2002	By:	/s/ BRENT N. COHEN
Brent N. Cohen President and Chief Executive Officer
	By:	/s/ JEFFREY R. WATTS
Jeffrey R. Watts Chief Financial Officer

QuickLinks

  PART I. FINANCIAL INFORMATION
    Item 1. Financial Statements
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