Form 10-Q
period 2002-06-30
US SEARCH CORP COM
filed 2002-08-14
CIK 1083087

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes ☒ No ☐, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

There were 97,376,901 shares of outstanding Common Stock of the registrant as of July 26, 2002.

US SEARCH.COM INC.

Form 10-Q for the quarterly period ended June 30, 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

US SEARCH.com Inc.

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Six Months Ended		Three Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
	(unaudited)

Net revenue	$14,189,000	$9,946,000	$7,526,000	$5,005,000
Cost of services	4,202,000	2,477,000	2,214,000	1,053,000
Gross profit	9,987,000	7,469,000	5,312,000	3,952,000

Operating expenses:
Selling and marketing	5,913,000	5,246,000	3,131,000	2,654,000
Information technology	1,937,000	2,371,000	999,000	1,128,000
General and administrative	6,776,000	4,618,000	3,746,000	2,131,000

Total operating expenses	14,626,000	12,235,000	7,876,000	5,913,000

Loss from operations	(4,639,000)	(4,766,000)	(2,564,000)	(1,961,000)
Interest expense, net (including non-cash charges relating to warrants, beneficial conversion features, and amortization of debt issuance costs of $1,863,000 and $1,036,000 for the six and three months ended June 30, 2002, respectively, and $695,000 for the six and three-months ended June 30, 2001)	(2,099,000)	(802,000)	(1,164,000)	(819,000)
Other income, net	31,000	23,000	14,000	22,000

Loss before income taxes	(6,707,000)	(5,545,000)	(3,714,000)	(2,758,000)
Provision for income taxes	2,000	2,000		—

Net loss	(6,709,000)	(5,547,000)	(3,714,000)	(2,758,000)
Deemed dividend on exchange of preferred stock		12,575,000		12,575,000
Accretion of discount on preferred stock		203,000		77,000
Accrued preferred stock dividends		200,000		87,000

Net loss attributable to common stockholders	$(6,709,000)	$(18,525,000)	$(3,714,000)	$(15,497,000)

Net loss per share attributable to common stockholders	$(0.25)	$(1.03)	$(0.14)	$(0.86)

Weighted-average shares outstanding used in per share calculation	26,754,092	17,945,327	26,887,645	17,952,255

The accompanying notes are an integral part of these statements.

US SEARCH.com Inc.

CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(unaudited)

ASSETS:
Current assets:
Cash and cash equivalents	$2,739,000	$3,148,000
Restricted cash	2,300,000	750,000
Accounts receivable, net	1,435,000	696,000
Prepaids and other current assets	1,817,000	1,854,000
Total current assets	8,291,000	6,448,000

Property and equipment, net	9,166,000	9,409,000
Goodwill	8,868,000	8,648,000
Intangibles, net	2,805,000	2,960,000
Other assets	277,000	270,000
Total assets	$29,407,000	$27,735,000

Current Liabilities:
Accounts payable	$4,065,000	$7,182,000
Accrued liabilities	2,375,000	1,930,000
PRSI acquisition obligations, current portion	541,000	902,000
Bank debt	1,185,000	1,375,000
Notes payable, current portion	13,463,000	3,896,000
Capital lease obligations, current portion	224,000	280,000
Total current liabilities	21,853,000	15,565,000

Notes payable, net of current portion	114,000	—
PRSI acquisition obligations, net of current portion	1,500,000	1,654,000
Capital lease obligations, net of current portion	55,000	156,000
Other non-current liabilities	5,000	5,000
Total liabilities	23,527,000	17,380,000
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock $0.001 par value; 1,000,000 authorized, 203,113 shares issued and outstanding as of June 30, 2002 and December 31, 2001	—	—
Common stock $0.001 par value; authorized 150,000,000 shares; 26,932,451 and 26,183,058 shares issued and outstanding as of June 30, 2002 and December 31, 2001, respectively	27,000	26,000
Additional paid-in capital	87,080,000	84,847,000
Accumulated deficit	(81,227,000)	(74,518,000)
Total stockholders’ equity	5,880,000	10,355,000
Total liabilities and stockholders’ equity	$29,407,000	$27,735,000

The accompanying notes are an integral part of these statements.

US SEARCH.com Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(6,709,000)	$(5,547,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,652,000	600,000
Interest on convertible notes payable		161,000
Non-cash interest expense	1,863,000	695,000
Change in assets and liabilities:
Accounts receivable	(739,000)	(82,000)
Prepaid and other	(289,000)	307,000
Accounts payable and accrued expenses	(2,473,000)	(2,204,000)

Net cash used in operating activities	(6,695,000)	(6,070,000)

Cash flows from investing activities:
Purchase of property and equipment	(1,255,000)	(1,891,000)
PRSI acquisition costs	(220,000)	—

Net cash used by investing activities	(1,475,000)	(1,891,000)

Cash flows from financing activities:
Increase in restricted cash	(1,550,000)	—
Repayments of third party notes payable		(687,000)
Repayment of PRSI acquisition obligation	(600,000)	—
Repayments of bank debt	(234,000)	—
Repayments of capital lease obligations	(157,000)	(124,000)
Proceeds from notes payable, net	10,233,000	10,000,000
Issuance costs of preferred stock		(138,000)
Proceeds from stock option exercises	69,000	37,000

Net cash provided by financing activities	7,761,000	9,088,000

Net (decrease) increase in cash and cash equivalents	(409,000)	1,127,000
Cash at beginning of period	3,148,000	2,831,000
Cash at end of period	$2,739,000	$3,958,000

Supplemental cash flow disclosure is comprised of:
Non-cash investing and financing activities:
Conversion of notes payable to preferred stock	$—	$10,000,000
Conversion of accounts payable to notes payable	$—	$241,000
Issuance of warrants in connection with convertible notes payable	$1,937,000	$250,000
Issuance of warrants to third parties	$228,000	$—

The accompanying notes are an integral part of these statements.

US SEARCH.COM INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.             Organization and Business:

US SEARCH.com Inc. (the “Company”) provides individual reference services and background information about individuals. The Company was formed as a California S Corporation in 1994, and reincorporated as a Delaware corporation in April 1999. On December 28, 2001 the Company acquired all of the outstanding stock of Professional Resource Screening, Inc. (“PRSI”), which provides pre-employment screening services primarily to large corporations, including Fortune 1000 companies in the United States.

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

The unaudited condensed financial statements reflect, in the opinion of management, all adjustments which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of June 30, 2002, and the results of its operations for the three and six month periods ended June 30, 2002 and 2001. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

Principles of Consolidation.     The financial statements include the accounts of US SEARCH.com Inc. and its wholly owned subsidiary. All material inter-company accounts and transactions have been eliminated in consolidation.

Net Loss Per Share

Basic net loss per common share is computed using the weighted average number of shares of common stock outstanding and diluted net loss per common share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding. Common equivalent shares related to convertible preferred stock, convertible notes payable, stock options and warrants are excluded from the computation when their effect is antidilutive. As of June 30, 2002, stock options representing 19,615,054 shares of common stock and warrants representing 10,400,443 shares of common stock have been excluded from the calculation of diluted earnings per share because  their inclusion would be anti-dilutive. As of June 30, 2001, stock options representing 13,320,992 shares of common stock and warrants representing 1,750,000 shares of common stock and  5,000 shares of preferred stock, have been excluded from the calculation of diluted earnings per share because their inclusion would be anti-dilutive.  Also excluded at both June 30, 2002 and June 30, 2001 are 42,107,303 common shares issuable on conversion of Series A-1 convertible preferred stock.

Management’s Plans

Since inception, the Company has experienced negative cash flows from operations. The Company had a working capital deficit of $13,562,000 and an accumulated deficit of $81,227,000 as of June 30, 2002. Based on our current operating plans, management believes existing cash resources and cash forecasted by management to be generated by operations and available from the April 2002 bank financing arrangement will be sufficient to meet working capital and capital requirements through at least the next twelve months. Management’s plans to attain profitability and generate additional cash flows include, increasing revenues from enterprise and consumer services, focusing on cost reductions and operational efficiencies to be derived from further deployment of US SEARCH’s technologies, and the launch of additional products. There is no assurance that management will be successful with these plans. However, if events and circumstances occur such that US SEARCH does not meet its current operating plan as expected, and US SEARCH is unable to raise additional financing, US SEARCH may be required to reduce certain discretionary spending, which could have a material adverse effect on US SEARCH’s ability to achieve our intended business objectives.

Reclassifications

Certain reclassifications have been made to the 2001 financial statements to conform with the 2002 presentation.

3.             Notes Payable:

In December 2001, the Company issued a $3,500,000 promissory note to Pequot Private Equity Fund II, L.P. (“Pequot”). The promissory note bore interest at a rate of eight percent (8%) per annum and, if not previously converted into common stock, was due and payable on December 20, 2002. The note was convertible on approval by the shareholders of the Company or waiver of shareholder approval by NASD. The conversion price was the lower of (a) $0.783 or (b) 90% of the 10-day average closing bid price of the company’s common stock prior to the earlier date the Company received (x) approval from its stockholders or (y) the approval of the Nasdaq National Market for the transaction. In connection with this note, the company issued to Pequot a warrant to purchase 1,340,996 shares of common stock at an exercise price of $1.044 per share. The warrant expires on December 20, 2005. At the 2002 Annual Meeting of Stockholders, held on July 18, 2002, Stockholders approved the issuance of the shares of common stock underlying these notes. These notes and accrued interest automatically converted into 6,922,399 shares of common stock at the conversion price of $0.5292 on July 18, 2002.

In January 2002, the Company issued 8% Convertible Promissory Notes due January 17, 2003 in the aggregate principal amount of $4,600,000 and four year warrants to purchase up to an aggregate of 1,782,176 shares of common stock at an initial exercise price of $1.044 per share. These notes were convertible into the number of shares of common stock calculated by dividing the amount of principal and accrued but unpaid interest due under the notes by the lower of i) $0.783 or (ii) 90% of the 10-day average closing bid price of the Company’s common stock on the Nasdaq National Market for the 10 business days prior to the conversion date of the notes.  At the 2002 Annual Meeting of Stockholders, Stockholders approved the issuance of the shares of common stock underlying these notes. These notes and accrued interest automatically converted into 9,143,182 shares of common stock at the conversion price of $0.5292 on July 18, 2002.

In March 2002, the Company issued 8% Convertible Promissory Notes due December 20, 2002 in the aggregate principal amount of $6,075,000 ($5,700,000 in proceeds net of issuance costs) and five year warrants to purchase up to an aggregate of 2,144,118 shares of our common stock at an initial exercise price of $1.044 per share. The Company also issued warrants to purchase 714,706 shares of common stock at an exercise price of $0.85 per share to the principals of the offering placement agent. These notes were convertible into the number of shares of common stock calculated by dividing the amount of principal and accrued but unpaid interest due under the notes by the lower of (i) $0.85 and (ii) 90% of the 10-day average closing bid price of the Company’s common stock on the Nasdaq National Market for the 10 business days prior to the conversion date of the notes. At the 2002 Annual Meeting of Stockholders, the Stockholders approved the issuance of the shares of common stock underlying the notes. These notes and accrued interest automatically converted into 11,798,471 shares of common stock on July 18, 2002.

In accordance with Accounting Principles Board Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, the relative fair value of the warrants issued in conjunction with the December, January and March notes (the “Notes”) totaled $452,000 and $730,000 and, $892,000, respectively. Warrants issued to the placement agent had a fair value of $315,000. Such amounts were being recorded as interest expense over the terms of the notes. As of June 30, 2002, the Company has amortized approximately $978,000.

In July 2002, upon the conversion of the 8% Convertible Promissory Notes with an aggregate principal amount of $14,226,000, the Company recorded as additional interest expense a non-cash charge of $11,749,000 for a beneficial conversion feature (BCF) relating to the Notes.  The BCF was computed based on the difference between the effective conversion price per share and the fair value of the common stock on the commitment date, multiplied by the number of shares into which the promissory notes were convertible, limited to the amount of proceeds allocated to the notes at the commitment date.  Additionally, approximately $1,900,000 of remaining discount relating to warrants and issuance costs was charged to interest expense on the conversion date.

Included in notes payable is $526,000 net of discount of $55,000 due to a vendor. In conjunction with the terms of the note, the outstanding balance is due and payable within 90 days of the Company closing a financing, as defined, in excess of $10,000,000. As of June 30, 2002 the Company has closed financing in excess of $10,000,000.

4.             Bank Debt

On April 1, 2002, the Company entered into an agreement with Comerica Bank to amend its existing loan and security agreement (“Amendment Number One”). The Comerica facility has been amended to increase the revolving credit line to $3,000,000 from $2,000,000, of which $1,000,000 has been designated as a borrowing base line. Amounts under the borrowing base line may be advanced based on up to 80% of eligible receivables as defined in the agreement. Borrowings under the revolving credit line are due and payable on March 26, 2003. Total borrowings under the revolving credit facility totaled $1,000,000 at June 30, 2002.

The Comerica agreement was also amended to remove the letter of credit sublimit from the revolving credit line. Under Amendment Number One, the Company will maintain a deposit with the bank of $750,000 to collateralize its outstanding standby letter of credit. The letter of credit and the required deposit is reduced by $83,333 per month and matures on November 30, 2002. The amount of the letter of credit and the collateral deposit at August 1, 2002 was $333,000.

Significant financial covenants with which the Company must comply under Amendment Number One include operating performance, minimum EBITDA requirements and a debt/tangible net worth ratio. At June 30, 2002, the Company was also required to maintain not less than $1,250,000 of its unrestricted cash on deposit with the bank at all times, and $1,050,000 relating to credit card processing and security for a standby letter of credit.  In July 2002, Comerica agreed to amend the loan agreement to, among other things, reduce the amount of unrestricted cash the Company must maintain on deposit with the bank from $1,250,000 to $250,000.  Based on this amendment, the required restricted cash was reduced from $2,300,000 at June 30, 2002 to $833,000 at August 1, 2002.  The Company was in compliance with or had received bank commitment to waive financial covenants at June 30, 2002.

In connection with Amendment Number One, the Company agreed to issue the bank a warrant to purchase 55,487 shares of the Company’s common stock at an exercise price of $0.85 per share. The warrant expires on March 27, 2008.  As a result of the issuance of the warrant, the Company recorded a non-cash charge of $12,000, which is included in debt issuance costs for the period ended June 30, 2002.

5.             Capital Stock

During the six months ended June 30, 2002, the Company issued to certain vendors a warrant, which matures March 5, 2007, to purchase 75,000 shares at an exercise price of $1.20 per share; and a warrant, which matures on January 3, 2005, to purchase 137,143 shares at an exercise price of $0.01 per share.

As of close of business on July 18, 2002, Pequot Private Equity Fund II, L.P., the holder of all 203,113 shares of Series A-1 Convertible Preferred Stock currently outstanding, elected to convert all of its Series of A-1 Convertible Preferred Stock into Common Stock. The conversion price of the Series of A-1 Convertible Preferred Stock was $0.48237 per share, which resulted in the issuance of an aggregate of 42,107,303 shares of Common Stock upon conversion of the Series of A-1 Convertible Preferred Stock.

6.             Commitments And Contingencies

Strategic Alliance Commitments

The Company has several cancelable and non-cancelable distribution and marketing agreements with various Internet companies. The terms of these agreements provide for varying levels of exclusivity and minimum and maximum fees payable based on the number of banners, buttons and text links displayed on affiliate web sites. At June 30, 2002, the minimum non-cancelable payments due under these agreements are approximately $900,000 for the remainder of 2002 and $1,350,000 for 2003.

The Company has entered into an agreement with a supplier of online public records data. At June 30, 2002, the non-cancelable payments under this agreement are $414,000 due in 2002 and $690,000 due in 2003.

Legal Proceedings

On April 3, 2000, a two count trade name and service mark complaint was filed against US SEARCH in the United States District Court for the Eastern District of Virginia, styled U.S. Search, LLC v USSearch.com Inc. Civil Action No. 00-554-A. On January 26, 2001, our motion for summary judgment was granted and the court ordered that both counts of plaintiff’s complaint be dismissed with prejudice. The Plaintiff has appealed the judgment to the U.S. Court of Appeals, Fourth Circuit. The hearing on appeal was held June 6, 2002. The parties are awaiting the outcome of the appeal.

In May 2001, ChoicePoint, Inc., the successor entity to DBT Online, Inc., filed a complaint against us in Palm Beach County, Florida alleging breach of contract, fraudulent misrepresentation, unjust enrichment, quantum meruit and breach of the implied covenant of good faith and fair dealing. The Complaint sought approximately $1.5 million in damages, as well as interest and attorneys’ fees. We removed this action to the United States District Court for the Southern District of Florida. The United States District Court for the Southern District of Florida ordered the matter to arbitration. An arbitration hearing was held in April 2002 and in June 2002 the arbitration awarded us a credit of $297,671 to be deducted from invoices of $1,418,731. ChoicePoint has filed a Motion to Confirm the Arbitration Award to provide additional credits and we have filed a Motion to Modify and correct the Arbitration Award to provice additional credits. We are awaiting the District Court's ruling on these motions. We currently have approximately $1,079,000 accrued for this liability. The costs related to this litigation to date have been less than $100,000.

On June 25, 2002, a complaint seeking $434,000 in damages was filed against Professional Resource Screening, Inc. in Superior Court of California, County of Contra Costa, styled Wood Warren & Co. v. Professional Resource Screening, Inc., No.C02-01816, alleging breach of an oral agreement relating to investment banking services, negligent misrepresentation, promissory estoppel, equitable estoppel and quantum meruit.  Although it is too early to predict the outcome of this litigation, the Company believes it has meritorious defenses to plaintiff’s claims.

The Company may from time to time become a party to various legal proceedings arising in the ordinary course of business.

7.             Unaudited Pro Forma Results of Operations for the Six and Three Months Ended June 30, 2001

Unaudited proforma consolidated results of operations are presented in the table below for the six and three months ended June 30, 2001. The proforma results of operations reflect the acquisition of Professional Resource Screening, Inc., which are not reflected in the June 30, 2001 historical results, as if the acquisition was consummated as of January 1, 2001. Historical results for the six and three months ended June 30, 2002, which includes the results of Professional Resource Screening, Inc. for the entire period, are presented for comparability.

(in thousands)	Six Months Ended June 30, 2002 Historical	Six Months Ended June 30, 2001 Pro Forma	Three Months Ended June 30, 2002 Historical	Three Months Ended June 30, 2001 Pro Forma
Net revenue	$14,189	$14,576	$7,526	$7,266
Net loss	(6,709)	(5,606)	(3,714)	(2,806)
Net loss attributable to common stockholders	(6,709)	(18,584)	(3,714)	(15,545)
Net loss per share attributable to common stockholders	$(0.25)	$(0.69)	$(0.14)	$(0.58)

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

8.             Related Party Transactions

In accordance with the Agreement and Plan of Merger, dated as of December 28, 2001, by and among the Company, Professional Resource Screening, Inc. (“PRSI”), Irwin R. Pearlstein, Cheryl Pearlstein-Enos and David Pearlstein (the “Merger Agreement”), on December 28, 2001, the Company issued 8,148,148 shares of common stock to the former shareholders of PRSI. Pursuant to the Merger Agreement on January 31, 2002 the Company issued an additional 651,852 shares of common stock to the former shareholders of PRSI.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

US SEARCH provides a full range of location and verification services to enterprises, consumers and small and medium sized business clients including identity verification, individual location, criminal record checks, employment and education verifications, professional reference checks, credit and motor vehicle record checks, drug screening, and pre-employment screening services. We are able to deliver location verification and screening services through our proprietary web-based applications and our patent pending US SEARCH DARWIN technology. Our services can be accessed through our Web sites, USSEARCH.com, ussearch.com/business or prsinet.com, or by calling our toll free telephone numbers, 1-800-USSEARCH for consumers, 1-877-327-2410 for small and medium businesses or 1-800-232-0247 for large businesses.

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

Revenue for our services is recognized when the results are delivered to the client. The terms of sale do not provide for refunds after our services have been delivered, however, in instances where the clients indicate that the initial search result was unsuccessful, we may perform another search or provide a refund at our discretion. In addition, where clients desire additional information they can request to broaden the scope of their “Instant Searches” and we apply up to a portion of the cost of the client’s “Instant Searches” towards the cost of the more comprehensive search.

Our cost of services consists primarily of payroll and benefits, data acquisition costs, and local and long distance telephone charges associated with providing our services, and payment processing costs. Our cost of services is likely to increase with increasing revenue levels. The Company has entered into an agreement with a supplier of online public record data. At June 30, 2002, the non-cancelable payments under this agreement are $414,000 in 2002 and $690,000 in 2003.

Our operating expenses consist primarily of selling, marketing, general and administrative expenses and information technology costs. We expect our operating expenses to increase as we attempt to expand our corporate sales force and our product lines.

Selling and marketing expenses constitutes a significant portion of our operating expenses. Internet advertising expenses are the most significant selling and marketing expense. The Company has several cancelable and non-cancelable distribution and marketing agreements with various Internet companies. The terms of these agreements provide for varying levels of exclusivity and minimum and maximum fees payable based on the number of banners, buttons and text links displayed on affiliate web sites. At June 30, 2002, the minimum non-cancelable payments due under these agreements are approximately $900,000 and $1,350,000 for the remainder of 2002.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2002 to the Three Months Ended June 30, 2001

Net Revenues.     Our net revenues increased from approximately $5.0 million for the three months ended June 30, 2001 to approximately $7.5 million for the three months ended June 30, 2002, representing a 50.0% increase. The $2.5 million increase is primarily attributable to our acquisition of PRSI in December 2001 and the Company’s entrance into the enterprise services sector.

Gross Profit.     Gross profit increased from approximately $4.0 million for the three months ended June 30, 2001, to approximately $5.3 million for the three months ended June 30, 2002, representing a 33% increase. Gross profit as a percentage of net revenues was approximately 71% and 79% for the three month periods ended June 30, 2002 and 2001, respectively. The decrease in gross margin reflects the change in product mix as a result of the Company’s December 2001 acquisition of PRSI offset by cost reductions in the Company’s consumer business. Increased automation in our consumer business also contributed to the increase in gross profit, resulting in a reduction in direct labor expense in our consumer business.

Selling and Marketing Expenses.     Selling and marketing expenses increased by $477,000 to $3.1 million for the three month period ended June 30, 2002 as compared to $2.7 million for the 2001 period. The change is the net result of an increase of $450,000 due to the December 2001 acquisition of PRSI and $609,000 due to the addition of new Internet advertising providers partially offset by reductions in other costs, consisting primarily of selling and marketing labor costs.  Although costs increased, selling and marketing expenses were 41.6% of sales for the three months ended June 30, 2002 compared to 53.0% of sales for the three months ended June 30, 2001.

Information Technology Expenditures.     Information technology expenditures decreased by $129,000 for the three-month period ended June 30, 2002 as compared to the 2001 period, primarily due to reduction in headcount.

General and Administrative Expenses.     General and administrative expenses for the three months ended June 30, 2002 increased by $1,615,000 compared to the same period in 2001. The change is primarily the result of a $756,000 increase due to the December 2001 acquisition of PRSI,  a $225,000 increase in depreciation expense as a result of initial implementation of certain of the Company’s internally developed software, a $290,000 increase in legal fees and legal settlements, and a $200,000 charge for severance benefits, of which $120,000 has been allocated to general and administrative expenses.

Interest Expense, Net.     Interest expense, net of interest income, was $1,164,000 for the three months ended June 30, 2002 as compared to $819,000 for the same period in 2001. Included in interest expense for 2002 are non-cash interest charges of $910,000 related to the amortization of discounts on the Company’s convertible and vendor notes payable. Also included is $126,000 related to the amortization of debt issuance costs incurred in conjunction with the Company’s bank credit facility.

Comparison of the Six Months Ended June 30, 2002 to the Six Months Ended June 30, 2001

Net Revenues.     Our net revenues increased from approximately $9.9 million for the six months ended June 30, 2001 to approximately $14.2 million for the six months ended June 30, 2002, representing a 43.4% increase. The $4.3 million increase is primarily attributable to our acquisition of PRSI in December 2001 and the Company’s entrance into the enterprise services sector.

Gross Profit.     Gross profit increased from approximately $7.5 million for the six months ended June 30, 2001, to approximately $10.0 million for the six months ended June 30, 2002, representing a 33% increase.

Gross profit as a percentage of net revenues was approximately 70% and 75% for the six month periods ended June 30, 2002 and 2001, respectively. The decrease in gross margin reflects the change in product mix as a result of the Company’s December 2001 acquisition of PRSI offset by cost reductions in the Company’s consumer business. Increased automation also contributed to the increase in gross profit, resulting in a reduction in direct labor expense in our consumer business.

Selling and Marketing Expenses.     Selling and marketing expenses increased by $667,000 to $5.9 million for the six month period ended June 30, 2002 as compared to $5.3 million for the 2001 period. The change is the net result of an increase of $990,000 due to the December 2001 acquisition of PRSI, and $800,000 due to the addition of new Internet advertising providers partially offset by an $840,000 reduction in selling and marketing labor costs. Although costs increased, selling and marketing expenses were 41.7% of sales for the six months ended June 30, 2002 compared to 52.7% of sales for the six months ended June 30, 2001.

Information Technology Expenditures.     Information technology expenditures decreased by $434,000 for the six-month period ended June 30, 2002 as compared to the 2001 period, due primarily to a $660,000 reduction in payroll costs offset by increased costs due to the December 2001 acquisition of PRSI.

General and Administrative Expenses.     General and administrative expenses for the six months ended June 30, 2002 increased by $2,158,000 compared to the same period in 2001. The change is primarily the result of a $1,427,000 increase due to the December 2001 acquisition of PRSI and a $439,000 increase in depreciation expense as a result of initial implementation of certain of the Company’s internally developed software, $114,000 increase in legal and settlement costs, and a $200,000 charge for severance benefits of which $120,000 has been allocated to general and administrative expenses.

Interest Expense, Net.     Interest expense, net of interest income, was $2,099,000 for the six months ended June 30, 2002 as compared to $802,000 for the same period in 2001. Included in interest expense for 2002 are non-cash interest charges of $1,461,000 related to the amortization of discounts on the Company’s convertible and vendor notes payable. Also included is $402,000 related to the amortization of debt issuance costs incurred in conjunction with the Company’s bank credit facility.

Liquidity and Capital Resources

As of June 30, 2002, cash and cash equivalents has increased to $5.0 million (including $2.3 million of restricted cash pledged as collateral in connection with the Company’s credit facility) from $3.9 million (including $750,000 of restricted cash) at December 31, 2001.

Cash used in operations increased to $6.7 million for the six-month period ended June 30, 2002 as compared to $6.1 million for the six-month period ended June 30, 2001.  The increase in cash used during the 2002 period is the result of continued operating losses and an acceleration of our vendor payments.

Cash used in investing activities decreased to $1.5 million for the six months ended June 30, 2002 as compared to $1.9 million for the six months ended on June 30, 2001. This is primarily attributable to the reduced investment in software development because of completion of certain projects.

Cash provided by financing activities was approximately $7.8 million for the six months ended June 30, 2002 as compared to $9.1 million for the six months ended June 30, 2001. The cash provided in the 2002 period is primarily attributable to $10.2 million in net cash proceeds from issuance of our January and March 2002 convertible notes payable, partially offset by $600,000 of payments made in conjunction with our December 2001 acquisition of PRSI, and the increase in restricted cash of $1.56 million in accordance with our amended credit facility, subject to availability of 80% of eligible receivables.

On April 1, 2002, we entered into an agreement with the bank to amend our credit facility (“Amendment Number One”), to increase the revolving credit line to $3,000,000 from $2,000,000, of which $1,000,000 has been designated as a borrowing base line and, to revise certain financial covenants. Amounts under the borrowing base line may be advanced based on up to 80% of eligible receivables as defined in the agreement. Borrowings under the revolving credit line are due and payable on March 26, 2003. As of June 30, 2002, we were not in compliance with our revised bank covenants relating to maximum merchant card chargeback ratios. In July 2002, the bank has agreed to waive the covenant default and amend this covenant requirement. As of June 30, 2002 the Company was in compliance with the revised covenant. As of June 30, 2002, there is $1.0 million outstanding and $2.0 million available under the revolving credit facility, subject to availability of 80% of eligible receivables.

On April 1, 2002 the credit facility was also amended to remove the letter of credit sublimit from the revolving credit line. Under Amendment Number One, we are required to maintain a deposit with the bank of $750,000 to collateralize our outstanding standby letter of credit. The letter of credit and the required deposit will reduce by $83,333 per month and mature on November 30, 2002. As of June 30, 2002, there is $500,000 remaining under the standby letter of credit.

Significant financial covenants with which we must comply under Amendment Number One include operating performance, minimum EBITDA requirements and a debt/tangible net worth ratio. Effective March 31, 2002, we were also required to maintain not less than $1,250,000 of  unrestricted cash on deposit with the bank at all times. In July 2002, the bank agreed to amend the loan agreement to reduce the amount of the unrestricted cash required to be held on deposit with the bank from $1,250,000 to $250,000.  Based on this revised loan agreement, the required restricted cash will be reduced from $2,300,000 at June 30, 2002 to $833,000 at August 1, 2002.

In connection with the Amendment Number One, we issued the bank a warrant to purchase 55,487 shares of the Company’s common stock at an exercise price of $0.85 per share. The warrant matures on March 27, 2008.

In December 2001, we issued 8% Convertible Promissory Notes due December 20, 2002 in the aggregate principal amount of $3.5 million. In January 2002, we issued 8% Convertible Promissory Notes due January 17, 2003 in the aggregate principal amount of $4.6 million. In March 2002, we issued 8% Convertible Promissory Notes due December 20, 2002 in the aggregate principal amount of $6.1 million with net proceeds of $5.7 million. At the 2002 Annual Meeting of Stockholders, held on July 18, 2002, the Company’s stockholders approved the issuance of the shares of common stock underlying the notes and, consequently, these notes and accrued interest automatically converted into common stock on July 18, 2002. These notes, with an aggregate principal amount of $14.2 million and accrued interest, converted into 27,864,052 shares of common stock.

As of close of business on July 18, 2002, Pequot Private Equity Fund II, L.P., the holder of all 203,113 shares of Series A-1 Convertible Preferred Stock currently outstanding, elected to convert all of its Series of A-1 Convertible Preferred Stock into Common Stock. The conversion price of the Series A-1 Convertible Preferred Stock was $0.48237 per share, which resulted in the issuance of an aggregate of 42,107,303 shares of common stock upon conversion of the Series of A-1 Convertible Preferred Stock.

Since inception, we have experienced negative cash flows from operations. We had a working capital deficit of $13.6 million and an accumulated deficit of $81.2 million as of June 30, 2002. Based on our current operating plans, management believes existing cash resources and cash forecasted by management to be generated by operations and availability from the April 2002 credit facility amendment will be sufficient to meet working capital and capital requirements through at least the next twelve months. Management’s plans to attain profitability and generate additional cash flows include, increasing revenues from enterprise and consumer services, focusing on cost reductions and operational efficiencies to be derived from further deployment of our technologies, and the launch of additional products. There is no assurance that management will be successful with these plans. If we are unable to meet our current operating plan and are unable to raise additional financing, we may be required to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our intended business objectives.

Contractual Obligations and Commercial Commitments.

The following table summarizes all significant contractual payment obligations as of June 30, 2002, by payment due date:

		Payments by Period ($Thousands)
Contractual Obligation	Total	Remainder of 2002	2003-2004	2005- thereafter
Notes payable (a)	$15,373	$15,373	$—	$—
Bank debt	1,299	—	1,299	—
Advertising commitments	2,250	900	1,350	—
Capital lease obligations	279	109	166	4
Operating lease obligations	4,222	753	3,006	463
Minimum purchase commitments	1,104	414	690	—
PRSI payment obligations (b)	2,370	300	2,070	—
Total	$26,897	$17,849	$8,581	$467

(a)          Includes our December 2001, January 2002 and March 2002 8% Convertible promissory notes in the aggregate principal amount of $14.2 million and $520,000 of accrued interest on the notes. On July 18, 2002 these notes automatically converted into common stock on receipt of approval of our stockholders.

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

The number of freely tradable shares of our common stock has increased substantially as a result of registration rights agreements we entered into with some of our stockholders. This could adversely impact the trading price of our common stock.

Our current stockholders hold a substantial number of shares, which they will be able to sell in the public market immediately. As of May 28, 2002 we had 27,343,222 shares issued and outstanding, of which 18,408,080 were restricted. We registered for resale 49,027,948 shares, including 11,800,000 of the restricted shares currently outstanding.  In addition to the shares discussed above, Pequot Private Equity Fund II, L.P. elected to convert its Series A-1 Convertible Preferred Stock into 42,107,303 shares of our Common Stock.

The following chart summarizes the number of shares of our Common Stock that are available for resale as of July 26, 2002 as compared to May 28, 2002.

	Total Outstanding Shares	Restricted Shares Outstanding	Freely Tradable Shares Outstanding	Percentage Increase of Freely Tradable Shares
May 28, 2002	27,343,222	18,408,080	8,935,142	—
July 26, 2002	97,376,901	45,215,383	52,161,518	484%

Our stock price may be volatile, and you may lose all or part of your investment

The market price of our Common Stock has fluctuated significantly. Since going public in June 1999, the closing price of our Common Stock on Nasdaq has ranged from a high of $17.375 to a low of $0.1888. During the last twelve months, the closing price of our Common Stock has ranged from a high of $1.95 to a low of $0.26. On August 9, 2002, the closing price of our Common Stock was $0.50. The market price of our Common Stock could continue to be subject to significant fluctuations as a result of numerous factors, many of which are beyond our control. Among the factors that could affect our stock price are:

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

If trading price per share of our common stock remains low, we may be delisted from The Nasdaq National Market.

The trading price of our Common Stock has fallen below $1.00 per share, and, therefore, it may be delisted from the Nasdaq National Market. If our Common Stock is delisted from the Nasdaq National Market, you may be unable to dispose of your shares. In February 2001 we received a notice from the Nasdaq Stock Market that we were not in compliance with the $1.00 minimum bid requirement for continued listing on the Nasdaq National Market and that our common stock was subject to delisting from the Nasdaq National Market. In March 2001 we participated in a hearing before the Nasdaq Listing Qualifications Panel to appeal the earlier decision to delist out common stock. In June 2001 we received a notification from Nasdaq that the Nasdaq Listing Qualifications Panel had determined that we regained compliance with the requirements for continued listing on the Nasdaq National Market and, accordingly, determined to continue to list our common stock on the Nasdaq National Market. If we are unable to maintain compliance with the requirements for continued listing on the Nasdaq National Market, including the $1.00 minimum bid requirement and the net tangible assets maintenance requirement, we may be subject to delisting from the Nasdaq National Market. On August 9, 2002, the closing price for our common stock was $0.50 per share. If we are delisted from the Nasdaq National Market System, trading in our common stock could occur, if at all, in the over-the-counter market in so-called “pink sheets” or, if then available, the OTC Bulletin Board. As a result, the holders of our common stock would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock.

If our common stock is delisted from trading on The Nasdaq Stock Market and the trading price is less than $5.00 per share, trading in our common stock would also be subject to the requirements of Rule 15g-9 promulgated under the Securities Exchange Act of 1934. Under such rule, broker/dealers who recommend these low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally any equity security not traded on an exchange or quoted on The Nasdaq Stock Market that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated with the penny stock market. These requirements would likely severely limit the market liquidity of our common stock and the ability of our shareholders to dispose of their shares, particularly in a declining market.

We have incurred significant net losses and we may never achieve profitability

We incurred significant net losses of approximately $26.4 million in 1999, $29.4 million in 2000, $11.9 million in 2001 and $6.7 million in the first half of 2002. As of June 30, 2002, we had an accumulated deficit of approximately $81.2 million. If our revenue does not grow as expected or capital and operating expenditures exceed our plans, our business, operating results and financial condition will be materially adversely affected. We cannot be certain if or when we will be profitable or if or when we will generate positive operating cash flow.

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

In May 2001, ChoicePoint, Inc., the successor entity to DBT Online, Inc., served us with a complaint that it filed against us in Palm Beach County, Florida alleging breach of contract, fraudulent misrepresentation, unjust enrichment, quantum meruit and breach of the implied covenant of good faith and fair dealing. ChoicePoint sought approximately $1.5 million in damages, as well as interest and attorneys’ fees. We removed this action to the United States District Court for the Southern District of Florida. The United States District Court for the Southern District of Florida ordered the matter to arbitration. The arbitration hearing was concluded in April 2002 and in June 2002 the arbitrator awarded us a credit of $297,671 to be deducted from invoices of $1,418,731. ChoicePoint has filed a Motion to Confirm the Arbitration Award and we have filed a Motion to Modify and Correct the Arbitration Award to provide additional credits. We currently have approximately $1,079,000 accrued for this liability. To date, we have incurred an estimated $100,000 in costs and legal fees in connection with this litigation.

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

•                 local, regional and national private investigation firms, such as Kroll-O’Gara Company, Pinkerton, the Proudfoot Reports division of ASI Solutions, Inc., and a significant number of companies operating on either a national scale or a local or regional basis; and the employment screening market, where our competitors include Avert, Inc., ChoicePoint, Inc., Employee Relations, Inc., Hire Check, Inc. and IMI Data Search Inc.

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

Our business and financial performance may suffer if we are unsuccessful in expanding our services, especially those related to employment screening and risk mitigation services, to corporate and professional clients.

We intend to expand the number of services available through our Web site and develop and promote service offerings to address the needs of corporate and professional clients. We have limited experience in providing risk mitigation services to corporate and professional clients. Attracting these clients will require us to hire new sales and marketing personnel or acquire companies already providing these services. We will also be required to spend money to develop and promote these new services. We may be unsuccessful in our efforts to provide these new services in a timely and cost-effective manner and these services may never become profitable. If individual or corporate clients are unwilling to pay for these services or if the market for these services fails to develop or continues to develop more slowly than anticipated, our business financial condition and results of operation will be materially adversely affected.

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

We have substantial fixed costs which may not be offset by our revenues

A substantial portion of our operating expenses is related to management personnel, administrative support and our advertising agreements. Many of these agreements have non-cancelable fixed terms and minimum payment obligations. As a result, a substantial portion of our expenses in any given period is fixed costs. If we are unable to generate sufficient revenues to offset our operating costs or if we are unable to lower our advertising costs to respond to lower than expected revenues, our results of operations would be materially adversely affected. Our minimum non-cancelable payments under certain distribution and marketing agreements with various Internet companies is $3.4 million as of June 30, 2002.

We depend on our marketing agreements with Internet companies

An important element of our current business strategy is to maintain relationships with a number of Internet search engines and popular Web sites for advertising and to direct and attract traffic to our Web site. The most significant of these agreements are with Yahoo!, Inc. and InfoSpace, Inc. Our agreement with Yahoo! expired on July 31, 2002 and we are in the process of negotiating a new agreement with Yahoo! and our agreement with InfoSpace expires on September 30, 2003. These advertising agreements constitute a significant portion of our operating expenses. If the costs associated with these advertising agreements increases, we may not be able to maintain our existing marketing relationships or enter into future marketing relationships with other Internet companies. Any termination of existing agreements or failure to enter into new agreements with Internet companies on terms favorable to us could have a material adverse effect on our business, financial condition and results of operations.

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

We may be subject to federal and state laws relating to the Internet and the use of personal information and privacy rights

Many privacy and consumer advocates and federal regulators have become increasingly concerned with the use of personal information, particularly “credit header” information. For certain qualified business customers, we use the social security numbers of individuals to search various databases, including those of consumer credit reporting agencies. For example, we search the “credit header” information contained in various consumer credit reporting agencies’ databases to find, among other items, date of birth, current and previous addresses, social security numbers used by an individual or possible other names (such as married names, etc.). We also search these databases to determine if a customer’s social security number is being used by any other party. Attempts have been made and can be expected to continue to be made by various federal regulators and organized groups to adopt new or additional federal and state legislation to regulate the use of personal information. Our results of operations could suffer materially if federal or state laws or regulations are amended or enacted in the future, or cases decided relating to the access and use of personal information, or privacy and civil rights, in general, or with respect to the Internet or commercial online services covering issues such as property rights, distribution, taxation, access charges and other fees, and quality of products and services. Cost increases relating to this government regulation could result in these increased costs being passed along to Internet end users and could dampen the growth in use of the Internet as a communications and commercial medium, which could have a material adverse effect on our business and results of operations.

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

Our registered trademarks include: “1-800 U.S. SEARCH”, our logo, “The Public Record Portal”, “Trust Identity,” “Fraud Identity,” and “Reuniting America Two People at a Time”. In addition, we have applied for a patent on our DARWIN™ technology and for registered trademark status for “US SEARCH.com”, and “VeroTrust” service marks in the United States and intend to pursue registration internationally through applications. Effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are made available, online or otherwise. Also, policing unauthorized use of our patent, trademark, service mark or other proprietary rights might be difficult and expensive and we may be unable to protect our brand, patents, and trademarks from third party challenges. Our brand may suffer and our business and results of operations could be materially and adversely affected if we are unable to effectively protect or enforce our patent, trademark, service marks or other proprietary rights.

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

We face risks related to chargebacks processed from our merchant bank

Like many other service providers who accept credit card information without a signature over the telephone or Internet, we have issued credits as a result of orders placed with fraudulent credit card information. We may suffer losses or damage to our reputation as a result of fraudulent use of credit card information in the future. Moreover, because we offer services over the Internet and accept credit card information without a signature, a certain percentage of our transactions are automatically charged back by the credit card companies pursuant to their policies if the customer disputes the validity of the charge. Our chargeback rate has periodically exceeded the permissible rates in our merchant card agreements, and we have been subject to significant fines.

Under the terms of our Merchant Card Agreement with Visa, chargebacks as a percentage of interchange transactions must not exceed 2.5% and the ratio of customer dispute chargebacks to interchange transactions must not exceed 1%.  Although our chargeback rate has periodically exceeded the permissible rates, in our merchant card agreements, during May and June 2002, the company was in compliance with the rates.  At June 30, 2002 our Visa chargebacks as a percentage of interchange transactions was 1.31% and our ratio of customer dispute chargebacks to interchange transactions was ..74%.

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

Our certificate of incorporation, bylaws and Delaware law contain provisions that could discourage a third party from acquiring us and consequently decrease the market value of our common stock

Our certificate of incorporation grants our board of directors the authority to issue up to 1,000,000 shares of preferred stock, and to determine the price, rights, preferences, privileges and restrictions, including voting rights of these shares without any further vote or action by the stockholders. Previously, we have issued preferred stock with voting, liquidation, dividend and other rights superior to those of the common stock. Although all preferred stock previously issued has been converted to common stock, we may issue additional preferred stock in the future and the rights of the holders of common stock will be subject to, and maybe adversely affected by, the rights of any preferred stock that may be issued in the future. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock which could decrease the market value of our stock. Further, provisions in our certificate of incorporation and bylaws and Delaware law could have the effect of delaying or preventing a third party from acquiring us, even if a change in control would be in the best interest of our stockholders. These provisions include the inability of stockholders to act by written consent without a meeting and procedures required for director nomination and stockholder proposal.

Pequot Private Equity Fund II, L.P. ("Pequot") currently beneficially holds approximately 51% of our common stock and will be able to exercise voting control over issues presented to our stockholders for approval.

We have entered into a Stockholders Agreement with Pequot and Kushner-Locke. The Stockholders Agreement provides, among other things, that Pequot and Kushner-Locke will vote the shares of capital stock held by them in favor of (i) one member of the Board of Directors being nominated by Kushner- Locke, (ii) one member, if Pequot Private Equity Fund II, L.P. owns between 10-35% of the shares of common stock issued upon conversion of the Series A-1 Convertible Preferred Stock, or two members, if Pequot Private Equity Fund II, L.P. owns at least 35% of the shares of common stock issued upon conversion of the Series A-1 Convertible Preferred Stock, of the Board of Directors being nominated by Pequot Private Equity Fund II, L.P., (iii) our Chief Executive Officer as a member of our Board of Directors, and (iv) three independent members of the Board of Directors, each of which shall be nominated for election by the consent of the Board Members nominated by Pequot and a majority of all other members of the Board of Directors other than Board Member nominated by Kushner-Locke.

Pequot will be able to exercise voting control over issues presented to our stockholders for approval. Further, by virtue of the Stockholders Agreement and their combined voting control Pequot possesses certain voting and approval rights which could prevent us from taking certain major corporate actions such as the issuance of additional securities, the payment of dividends, or the merger of us with or into another entity or sale of substantially all of our assets.

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

Your ownership interest may be materially diluted upon exercise of options and warrants

As of June 30, 2002, we had granted options and warrants to purchase an aggregate of approximately 30,015,497 shares of common stock at exercise prices ranging from $0.01 per share to $11.13 per share. To the extent that the stock options and warrants are exercised, material dilution of the ownership interest of our stockholders will occur. We also expect that in the ordinary course of our business we will issue additional warrants and grant additional stock options including, but not limited to, options granted pursuant to our stock option plans.

Item 3. Quantitative and qualitative disclosures about market risk

We considered the provision of Financial Reporting Release No. 48 “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent In Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.” We had no holdings of derivative financial instruments at June 30, 2002 and our total liabilities as of June 30, 2002 consist primarily of notes payable and accounts payable that have fixed interest rates and were not subject to any significant market risk.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On April 3, 2000 a two count trade name and service mark complaint was filed against the Company in the United States District Court for the Eastern District of Virginia, styled U.S. Search, LLC v USSearch.com Inc. Civil Action No. 00-554-A. On January 26, 2001, our motion for summary judgment was granted and the court ordered that both counts of plaintiff’s complaint be dismissed with prejudice. Plaintiff has appealed this matter to the U.S. Court of Appeals, Fourth Circuit. The hearing on appeal was held on June 6, 2002. We are awaiting the Fourth Circuit's decision.

In May 2001, ChoicePoint, Inc., the successor entity to DBT Online, Inc., filed a complaint against us in Palm Beach County, Florida alleging breach of contract, fraudulent misrepresentation, unjust enrichment, quantum meruit and breach of the implied covenant of good faith and fair dealing. ChoicePoint sought approximately $1.5 million in damages, as well as interest and attorneys’ fees. US SEARCH removed this action to the United States District Court for the Southern District of Florida. The United States District Court for the Southern District of Florida ordered the matter to arbitration. In June 2002 the arbitrator awarded us a credit of $297,671 to be deducted from invoices of $1,418,731. ChoicePoint has filed a motion to confirm the Arbitration Award and we have filed a motion to modify and correct the Arbitration award to provide additional credits. We are awaiting rulings on these motions. We currently have approximately $1,079,000 accrued for this liability. The costs related to this litigation, including the fees and costs of our attorneys and other litigation support professionals, have been less than $100,000.

On June 25, 2002, a complaint seeking $434,000 in damages was filed against Professional Resource Screening, Inc. in Superior Court of California, county of Contra Costa, styled Wood Warren & Co. v. Professional Resource Screening, Inc., No. C02-01816, alleging breach of an oral agreement relating to investment banking services, negligent misrepresentation, promissory estoppel, equitable estoppel and quantum meruit. Although it is too early to predict the outcome, the Company believes it has meritorious defenses to plaintiff claims.

We may from time to time become a party to various legal proceedings arising in the ordinary course of business.

Item 2. Changes in Securities and Use of Proceeds.

In connection with an amendment to our credit facility, in April 2002 we issued to Comerica Bank a warrant to purchase up to 55,487 shares of our common stock at an exercise price of $0.85 per share (the "Comerica Warrant").  The Comerica Warrant expires on March 27, 2009.  The issuance of the Comerica Warrant was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.

On July 18, 2002 we issued to the holders of our 8% Convertible Promissory Notes an aggregate of 27,864,051 shares of common stock upon conversion in full of our then outstanding 8% Convertible Promissory Notes (the "Note Conversion Shares").  The issuance of the Note Conversion Shares was exempt from the registration requirements of the Act pursuant to Sections 3(a)(9) and 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.

On July 18, 2002 we issued to Pequot Private Equity Fund II, L.P. ("Pequot") 42,107,303 shares of common stock upon conversion in full of all shares of Series A-1 Convertible Preferred Stock then held by Pequot (the "Series A-1 Conversion Shares").  The issuance of the Series A-1 Conversion Shares was exempt from the registration requirements of the Act pursuant to Sections 3(a)(9) and 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)           Exhibits: None

(b)           Reports on Form 8-K:

During the quarter ended June 30, 2002, we filed current reports on Form 8-K on the following dates:

•               April 29, 2002 (Item 5. Other Events);

•               June 14, 2002, as amended (Item 5. Other Events).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US SEARCH.COM INC.
(Registrant)

Date: August 14, 2002	By:	/s/ BRENT N. COHEN
Brent N. Cohen President and Chief Executive Officer

	By:	/s/ JEFFREY R. WATTS
Jeffrey R. Watts Chief Financial Officer