Form 10-Q
period 2002-09-30
US SEARCH CORP COM
filed 2002-11-14
CIK 1083087

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes ☒ No ☐ and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     There were 96,992,327 shares of outstanding Common Stock of the registrant as of November 1, 2002.

US SEARCH.COM INC.

Form 10-Q for the quarterly period ended September 30, 2002

INDEX

Part I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements
Consolidated Statements of Operations for the three and nine month periods ended September 30, 2002 and 2001
Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001
Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2002 and 2001
Notes to Consolidated Financial Statements
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk
	Item 4.	Controls and Procedures
Part II.	OTHER INFORMATION
	Item 1.	Legal Proceedings
	Item 2.	Changes in Securities and Use of Proceeds
	Item 3.	Defaults Upon Senior Securities
	Item 4.	Submission of Matters to a Vote of Security Holders
	Item 5	Other Information
	Item 6.	Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
INDEX TO EXHIBITS

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

US SEARCH.com Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine Months Ended		Three Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

	(unaudited)
Net revenue	$22,616,000	$14,464,000	$8,427,000	$4,517,000
Cost of services	6,713,000	3,516,000	2,511,000	1,039,000

Gross profit	15,903,000	10,948,000	5,916,000	3,478,000

Operating expenses:
Selling and marketing	8,887,000	7,703,000	2,974,000	2,456,000
Information technology	2,611,000	3,395,000	674,000	1,024,000
General and administrative	9,594,000	7,270,000	2,818,000	2,652,000

Total operating expenses	21,092,000	18,368,000	6,466,000	6,132,000

Loss from operations	(5,189,000)	(7,420,000)	(550,000)	(2,654,000)
Interest expense, net (including non-cash charges relating to warrants, beneficial conversion features, and amortization of debt issuance costs of $15,707,000 and $13,807,000 for the nine and three months ended September 30, 2002, respectively, and $948,000 and $92,000 for the nine and three-months ended September 30, 2001, respectively)	(15,956,000)	(897,000)	(13,882,000)	(96,000)
Other (expense) income, net	(134,000)	26,000	(140,000)	3,000

Loss before income taxes	(21,279,000)	(8,291,000)	(14,572,000)	(2,747,000)
Provision for income taxes	2,000	2,000	—	—

Net loss	(21,281,000)	(8,293,000)	(14,572,000)	(2,747,000)
Deemed dividend on exchange of preferred stock	—	12,575,000	—	—
Accretion of discount on preferred stock	—	203,000	—	—
Accrued preferred stock dividends	—	200,000	—	—

Net loss attributable to common stockholders	$(21,281,000)	$(21,271,000)	$(14,572,000)	$(2,747,000)

Net loss per share attributable to common stockholders	$(0.46)	$(1.18)	$(0.18)	$(0.15)

Weighted-average shares outstanding used in per share calculation	45,809,470	17,968,189	83,298,856	18,025,816

The accompanying notes are an integral part of these statements.

US SEARCH.com Inc.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002	2001

	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$2,450,000	$3,148,000
Restricted cash	1,055,000	750,000
Accounts receivable, net of allowance for doubtful accounts of $72,000 as of September 30, 2002 and $24,005 as of December 31, 2001	1,924,000	696,000
Prepaids and other current assets	1,393,000	1,854,000

Total current assets	6,822,000	6,448,000
Property and equipment, net	9,052,000	9,409,000
Goodwill	10,588,000	8,648,000
Intangibles, net	2,728,000	2,960,000
Other assets	249,000	270,000

Total assets	$29,439,000	$27,735,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$4,594,000	$7,182,000
Accrued liabilities	1,890,000	1,930,000
PRSI acquisition obligations, current portion	528,000	902,000
Bank debt, current portion	1,185,000	1,375,000
Notes payable, current portion	50,000	3,896,000
Capital lease obligations, current portion	200,000	280,000

Total current liabilities	8,447,000	15,565,000
Bank debt, net of current portion	38,000	—
PRSI acquisition obligations, net of current portion	1,417,000	1,654,000
Capital lease obligations, net of current portion	9,000	156,000
Other non-current liabilities	5,000	5,000

Total liabilities	9,916,000	17,380,000

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock $0.001 par value; 1,000,000 shares authorized, 0 and 203,113 shares issued and outstanding at September 30, 2002 and December 31, 2001 respectively	—	—
Common stock $0.001 par value; 300,000,000 shares authorized; 96,992,327 and 26,183,058 shares issued and outstanding as of September 30, 2002 and December 31, 2001, respectively	97,000	26,000
Additional paid-in capital	115,225,000	84,847,000
Accumulated deficit	(95,799,000)	(74,518,000)

Total stockholders’ equity	19,523,000	10,355,000

Total liabilities and stockholders’ equity	$29,439,000	$27,735,000

The accompanying notes are an integral part of these statements.

US SEARCH.com Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months
	Ended September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(21,281,000)	$(8,293,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,295,000	965,000
Non-cash interest expense and beneficial conversion feature	15,707,000	948,000
Change in assets and liabilities:
Accounts receivable	(1,228,000)	(77,000)
Prepaid and other assets	(10,000)	(77,000)
Accounts payable and accrued expenses	(2,434,000)	(460,000)

Net cash used in operating activities	(6,951,000)	(6,994,000)

Cash flows from investing activities:
Purchase of property and equipment	(1,705,000)	(3,615,000)
PRSI acquisition costs	(220,000)	—

Net cash used by investing activities	(1,925,000)	(3,615,000)

Cash flows from financing activities:
Increase in restricted cash	(305,000)	—
Repayments of third party notes payable	(586,000)	(664,000)
Repayment of PRSI acquisition obligation	(697,000)	—
Repayments of bank debt	(309,000)	—
Repayments of capital lease obligations	(227,000)	(168,000)
Proceeds from bank financing	—	1,418,000
Proceeds from notes payable, net	10,233,000	10,000,000
Debt issuance costs	—	(256,000)
Proceeds from stock option exercises	69,000	43,000

Net cash provided by financing activities	8,178,000	10,373,000

Net decrease in cash and cash equivalents	(698,000)	(236,000)
Cash at beginning of period	3,148,000	2,831,000

Cash at end of period	$2,450,000	$2,595,000

Supplemental cash flow disclosure is comprised of:
Cash paid for interest	$267,000	—
Non-cash investing and financing activities:
Conversion of notes payable to preferred stock	$—	$10,000,000
Conversion of accounts payable to notes payable	$—	$285,000
Issuance of warrants in connection with convertible notes payable	$1,937,000	$250,000
Issuance of warrants to third parties	$228,000	$1,100,000
Goodwill recorded upon the resolution of purchase price contingencies	$1,720,000	$—
Conversion of notes payable and accrued interest to common stock	$14,746,000	$—
Beneficial conversion feature on convertible notes payable	$11,749,000	$445,000

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

2. Summary of Significant Accounting Policies:

Basis of Presentation

     These unaudited financial statements and accompanying notes prepared in accordance with instructions to Form 10-Q have been condensed and, therefore, do not contain certain information included in the Company’s annual financial statements and accompanying notes. Therefore, you should read these unaudited condensed financial statements in conjunction with the Company’s annual financial statements included in the annual report on Form 10-K.

     The unaudited condensed financial statements reflect, in the opinion of management, all adjustments which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of September 30, 2002, and the results of its operations for the three and nine month periods ended September 30, 2002 and 2001. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

     Principles of Consolidation. The financial statements include the accounts of US SEARCH.com Inc. and its wholly owned subsidiary. All material inter-company accounts and transactions have been eliminated in consolidation.

Net Loss Per Share

     Basic net loss per common share is computed using the weighted average number of shares of common stock outstanding and diluted net loss per common share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding. Common equivalent shares related to convertible preferred stock, convertible notes payable, stock options and warrants are excluded from the computation when their effect is anti-dilutive. As of September 30, 2002, stock options representing 19,757,470 shares of common stock and warrants representing 10,407,019 shares of common stock have been excluded from the calculation of diluted earnings per share because their inclusion would be anti-dilutive. As of September 30, 2001, stock options representing 13,237,561 shares of common stock and warrants representing 1,750,000 shares of common stock and 8,750 shares of preferred stock, have been excluded from the calculation of diluted earnings per share because their inclusion would be anti-dilutive. Also excluded at September 30, 2001 are 42,107,303 common shares that were issuable on conversion of Series A-1 convertible preferred stock.

Management’s Plans

     Since inception, the Company has experienced negative cash flows from operations. The Company had a working capital deficit of $1,625,000 and an accumulated deficit of $95,799,000 as of September 30, 2002. Based on our current operating plans, management believes existing cash resources and cash forecasted by management to be generated by operations and potentially available from a renegotiated bank financing arrangement will be sufficient to meet working capital and capital requirements through at least the next twelve months. Management’s plans to attain profitability and generate additional cash flows include, increasing revenues from enterprise and consumer services, focusing on cost reductions and operational efficiencies to be derived from further deployment of US SEARCH’s technologies, and the launch of additional products. There is no assurance that management will be successful with these plans. However, if events and circumstances occur such that US SEARCH does not meet its current operating plan as expected, and US SEARCH is unable to raise additional financing, US SEARCH may be required to reduce certain discretionary spending, which could have a material adverse effect on US SEARCH’s ability to achieve its’ intended business objectives.

Reclassifications

     Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

3. Notes Payable:

     In December 2001, the Company issued a $3,500,000 promissory note to Pequot Private Equity Fund II, L.P. (“Pequot”). The promissory note bore interest at a rate of eight percent (8%) per annum and, if not previously converted into common stock, was due and payable on December 20, 2002. This note and accrued interest automatically converted into 6,922,399 shares of common stock at the conversion price of $0.5292 on July 18, 2002.

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

     In March 2002, the Company issued 8% Convertible Promissory Notes due December 20, 2002 in the aggregate principal amount of $6,075,000 ($5,700,000 in proceeds net of issuance costs) and five year warrants to purchase up to an aggregate of 2,144,118 shares of our common stock at an initial exercise price of $1.044 per share. The Company also issued warrants to purchase 714,706 shares of common stock at an exercise price of $0.85 per share to the principals of the offering placement agent. These notes and accrued interest automatically converted into 11,798,470 shares of common stock on July 18, 2002.

     In accordance with Accounting Principles Board Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, the relative fair value of the warrants issued in conjunction with the December, January and March notes (the “Notes”) totaled $452,000 and $730,000 and, $892,000, respectively. Warrants issued to the placement agent had a fair value of $315,000. Such amounts were being recorded as interest expense over the terms of the notes. On conversion of the notes, on July 18 2002, the remaining unamortized discount relating to these warrants and issuance costs of $1.9 million was recorded as interest expense.

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

     During July 2002, the Company entered into an agreement to settle a note payable for $525,000. The settlement agreement resulted in a gain of $61,000 which was recorded in the accompanying statement of operations during the three months ended September 30, 2002. As of September 30, 2002, the Company has repaid $300,000 of the amount due, and is obligated to repay the remaining $225,000 in monthly installments of $75,000 through December 2002.

4. Bank Debt

     On August 7, 2002, the Company entered into an agreement with Comerica Bank to amend its loan and security agreement (“Amendment Number Two”). The Comerica facility was amended to reduce the revolving credit line to $1,000,000 from $3,000,000. Amounts under the borrowing base line may be advanced based on up to 80% of eligible receivables as defined in the agreement. Borrowings under the revolving credit line are due and payable on March 26, 2003. Total borrowings under the revolving credit facility totaled $1,000,000 at September 30, 2002.

     Significant financial covenants with which the Company must comply include operating performance requirements, minimum EBITDA requirements and a debt/tangible net worth ratio. Additionally, in accordance with the terms of Amendment Number Two, the amount of unrestricted cash the Company must maintain on deposit with the bank was reduced from $1,250,000 to $250,000. As of September 30, 2002, the Company must also maintain deposits of approximately $800,000 with the bank as collateral for credit card processing and a standby letter of credit. Effective April 2002, the Company placed a $750,000 deposit with the bank to collateralize an outstanding standby letter of credit. The letter of credit and the required deposit is reduced by $83,333 per month and matures on November 30, 2002. The amount of the letter of credit and the collateral deposit at October 1, 2002 was $166,000. The Company was in compliance with or had received a bank waiver of covenants at September 30, 2002.

     In connection with a previous amendment to the loan and security agreement, the Company agreed to issue the bank a warrant to purchase 55,487 shares of the Company’s common stock at an exercise price of $0.85 per share. The warrant expires on March 14, 2007. As a result of the issuance of the warrant, the Company recorded a non-cash charge of $24,000, which is included in debt issuance costs for the period ended September 30, 2002.

5. Capital Stock

     During the nine months ended September 30, 2002, the Company issued to certain vendors a warrant, which matures March 5, 2007, to purchase 75,000 shares at an exercise price of $1.20 per share; and a warrant, which matures on January 3, 2005, to purchase 137,143 shares at an exercise price of $0.01 per share.

     As of close of business on July 18, 2002, Pequot Private Equity Fund II, L.P., the holder of all 203,113 shares of Series A-1 Convertible Preferred Stock outstanding on that date, elected to convert all of its Series of A-1 Convertible Preferred Stock into Common Stock. The conversion price of the Series of A-1 Convertible Preferred Stock was $0.48237 per share, which resulted in the issuance of an aggregate of 42,107,303 shares of Common Stock upon conversion of the Series of A-1 Convertible Preferred Stock.

6. Commitments And Contingencies

Strategic Alliance Commitments

     The Company has several cancelable and non-cancelable distribution and marketing agreements with various Internet companies. The terms of these agreements provide for varying levels of exclusivity and minimum and maximum fees payable based on the number of banners, buttons and text links displayed on affiliate web sites. At September 30, 2002, the minimum non-cancelable payments due under these agreements are approximately $825,000 for the remainder of 2002, approximately $3,300,000 for 2003, and approximately $550,000 for 2004.

     The Company has entered into an agreement with a supplier of online public records data. At September 30, 2002, the non-cancelable payments under this agreement are $207,000 due in 2002 and $690,000 due in 2003.

Legal Proceedings

     On April 3, 2000, a two count trade name and service mark complaint was filed against US SEARCH in the United States District Court for the Eastern District of Virginia, styled U.S. Search, LLC v USSearch.com Inc. Civil Action No. 00-554-A. On January 26, 2001, our motion for summary judgment was granted and the court ordered that both counts of plaintiff’s complaint be dismissed with prejudice. The Plaintiff has appealed the judgment to the U.S. Court of Appeals, Fourth Circuit. The hearing on appeal was held June 6, 2002. On August 16, 2002, the Court of Appeals affirmed the grant of summary judgment in favor of the Company.

     In May 2001, ChoicePoint, Inc., the successor entity to DBT Online, Inc., filed a complaint against us in Palm Beach County, Florida alleging breach of contract, fraudulent misrepresentation, unjust enrichment, quantum meruit and breach of the implied covenant of good faith and fair dealing. The Complaint sought approximately $1.5 million in damages, as well as interest and attorneys’ fees. We removed this action to the United States District Court for the Southern District of Florida. The United States District Court for the Southern District of Florida ordered the matter to arbitration. An arbitration hearing was held in April 2002 and in June 2002 the arbitration awarded us a credit of $297,671 to be deducted from invoices of $1,418,731. ChoicePoint has filed a Motion to Confirm the Arbitration Award and we have filed a Motion to Modify and correct the Arbitration Award to provide additional credits. We are awaiting the District Court’s ruling on these motions. While awaiting a ruling on the motions, we paid $100,000 of the Award during the three months ended September 30, 2002. We have approximately $979,000 accrued for this liability at September 30, 2002. The costs related to this litigation to date have been less than $100,000. As of November 1, 2002 the Company had paid a total of $300,000 towards the settlement amount, resulting in an accrued liability of approximately $779,000.

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

7. Unaudited Pro Forma Results of Operations for the Nine and Three Months Ended September 30, 2001

     Unaudited pro forma consolidated results of operations are presented in the table below for the nine and three months ended September 30, 2001. The proforma results of operations reflect the acquisition of Professional Resource Screening, Inc., which are not reflected in the September 30, 2001 historical results, as if the acquisition was consummated as of January 1, 2001. Historical results for the nine and three months ended September 30, 2002, which include the results of Professional Resource Screening, Inc. for the entire period, are presented for comparability.

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
(in thousands)	Historical	Pro Forma	Historical	Pro Forma

Net revenue	$22,616	$20,859	$8,427	$6,300
Net loss	(21,281)	(8,686)	(14,572)	(3,089)
Net loss attributable to common stockholders	(21,281)	(21,664)	(14,572)	(3,089)
Net loss per share attributable to common stockholders	$(0.46)	$(0.81)	$(0.18)	$(0.12)

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

     In connection with the acquisition of PRSI, the company recorded acquisition obligations of $2,556,000, representing the present value of future installment obligations to be made to the selling shareholders. The installment obligation of $3,000,000 bears no interest, and was discounted by $444,000. During the nine month period ended September 30, 2002, the company made installment payments of $750,000 to the former shareholders of PRSI.

     Lawrence D. Lenihan, Jr., a member of the Board of Directors of the Company, is Managing Director of Pequot Capital Management, the general partner of Pequot Private Equity Fund II, L.P. (“Pequot”) which beneficially holds 54.16% of our outstanding common stock.

     As of the close of business on July 18, 2002, Pequot, the holder of the 203,113 shares of Series A-1 Convertible Preferred Stock, elected to convert all of its Series A-1 Convertible Preferred Stock into Common Stock. The conversion price of the Series A-1 Convertible Preferred Stock was $0.48237 per share, which resulted in the issuance of an aggregate of 42,107,303 shares of Common Stock upon conversion of the Series A-1 Convertible Preferred Stock.

     On December 20, 2001, the Company sold to Pequot for $3,500,000 an 8% Convertible Promissory Note due December 20, 2002 in the principal amount of $3.5 million (the “December Note”) and a four year warrant to purchase up to an aggregate of 1,117,497 shares of Common Stock at an initial exercise price of $1.044 per share (the “December Warrant”). On July 18, 2002, the December Note automatically converted into Common Stock pursuant to the terms of the December Notes. The conversion price of the notes was $0.5292 per share, which resulted in the issuance of an aggregate 6,922,399 shares of Common Stock upon conversion of the December Note and accrued interest.

     Alan C. Mendelson, a director of the Company, is a partner at Latham & Watkins, a law firm which provides legal services to the Company. The Company incurred legal fees of $49,000 and $273,000 to Latham & Watkins during the three and nine months ended September 30, 2002, respectively. The Company incurred legal fees of $82,000 and $176,000 to Latham & Watkins during the three and nine months ended September 30, 2001, respectively.

     Harry B. Chandler, a director of the Company, is the Executive Vice President of Overture, Inc. (formerly Goto.com), an internet search provider which provides advertising services to the Company. During the three and nine month periods ended September 30, 2002, the Company incurred $81,000 and $227,000, respectively, for fees to Overture.

9. Goodwill

     In connection with the Merger Agreement (Note 8), and as more fully described in Note 10 of Notes to the Financial Statements for the year ended December 31, 2001, the purchase price of $14,353,000 was reduced by the contingent purchase consideration pending the outcome of a revenue contingency. The Merger Agreement provides that in the event that net revenues for PRSI for 2002 are less than $9,000,000, the selling shareholders will be required to return $500,000 plus any shortfall in revenues below $9,000,000 in cash or company stock. In accordance with SFAS 142, at December 28, 2001, the Company did not record $4,500,000 of the purchase price representing that portion of the purchase price deemed contingent. At December 31, 2001, Management estimated that achieving a revenue threshold above $5,000,000 could not be assured beyond a reasonable doubt, as specified in SFAS 142.

     During the three months ended September 30, 2002, revenues for PRSI exceeded the previously estimated $5,000,000 threshold by $1,720,000, and the Company recorded additional goodwill of $1,720,000 to recognize additional purchase price to the extent that revenue contingencies were resolved. Additional purchase consideration will be recorded in the three months ending December 31, 2002 as revenue contingencies are resolved.

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

     Our consumer and small and medium enterprise products provide direct (Internet and telephone) individual locator, and other public record searches to consumers and these services and pre-employment screening services to small and medium-sized businesses. Our enterprise product provides employment screening and risk mitigation services to large enterprises and organizations.

     Due to the high level of automation, certain of our services can be conducted instantly online. We also offer assisted searches and screening services, both online and through our toll free telephone number.

•	Enterprise services. We provide large businesses, government agencies and other large employers with a variety of employment screening, background check and risk mitigation products and services via an online, Web-based system that enables instant ordering and prompt delivery of results. Customers can customize their search and decision parameters online using a “drag-and-drop” browser interface. Our employment screening products include social security number traces, federal and state felony and misdemeanor record searches, employment and education verification, and credit histories. We also provide character reference checks and drug screening via third party providers. We also offer a Management Services program that provides customers with an outsourced solution to background investigations, which includes analysis of developed investigation data, management of FCRA communications, legal compliance, and direct applicant contact.

•	Consumer-focused services. We provide consumer clients and small and medium sized businesses with a single, comprehensive access point to a broad range of information to assist them in locating individuals or to learn more information about people in their lives or with whom they do business. Our consumer clients can obtain public information including addresses, aliases, phone numbers, property ownership, court records, professional license verification, corporate affiliations and death record information. We also offer nanny and contractor background check services for consumers and employment screening for small businesses.

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

     Our cost of services consists primarily of payroll and benefits, data acquisition costs, and local and long distance telephone charges associated with providing our services, and payment processing costs. Our cost of services is likely to increase with increasing revenue levels. The Company has entered into an agreement with a supplier of online public record data. At September 30, 2002, the non-cancelable payments under this agreement are $207,000 in 2002 and $690,000 in 2003.

     Our operating expenses consist primarily of selling, marketing, general and administrative expenses and information technology costs. We expect our operating expenses to increase as we attempt to expand our corporate sales force and our product lines.

     Selling and marketing expenses constitutes a significant portion of our operating expenses. Internet advertising expenses are the most significant selling and marketing expense. The Company has several cancelable and non-cancelable distribution and marketing agreements with various Internet companies. The terms of these agreements provide for varying levels of exclusivity and minimum and maximum fees payable based on the number of banners, buttons and text links displayed on affiliate web sites. At September 30, 2002, the minimum non-cancelable payments due under these agreements are approximately $825,000 for 2002, and $3,300,000 for 2003, and $550,000 for 2004.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2002 to the Three Months Ended September 30, 2001

     Net Revenues. Our net revenues increased from approximately $4.5 million for the three months ended September 30, 2001 to approximately $8.4 million for the three months ended September 30, 2002, representing a 86.6% increase. Approximately $2.5 million of the increase is attributable to our acquisition of PRSI in December 2001 and the Company’s entrance into the enterprise services sector. The remaining $1.4 million increase was due to growth in the Company’s consumer business. Through a combination of establishing new channel partnerships, strengthening existing channel partnership relationships, and implementing enhanced search technology, the Company was able to increase internet traffic to its website and improve customer conversion rates for the consumer business.

     Gross Profit. Gross profit increased from approximately $3.5 million for the three months ended September 30, 2001, to approximately $5.9 million for the three months ended September 30, 2002, representing a 70.1% increase. Gross profit as a percentage of net revenues was approximately 70.2% and 77.0% for the three month periods ended September 30, 2002 and 2001, respectively. The decrease in gross margin reflects the change in product mix as a result of the Company’s December 2001 acquisition of PRSI, which has a lower gross margin than the consumer business, offset by cost reductions in the Company’s consumer business. Increased automation in our consumer business, which resulted in a reduction in direct labor expense for the consumer business, also contributed to an increase in gross profit.

     Selling and Marketing Expenses. Selling and marketing expenses increased by $500,000 to $3.0 million for the three month period ended September 30, 2002 as compared to $2.5 million for the 2001 period. The change is the net result of an increase of $440,000 due to the December 2001 acquisition of PRSI and $450,000 due to increased advertising costs and the addition of new Internet advertising providers. These increases are partially offset by reductions in other costs, consisting primarily of a $340,000 reduction in selling and marketing labor costs. Although costs increased, selling and marketing expenses were 35.3% of sales for the three months ended September 30, 2002 compared to 54.4% of sales for the three months ended September 30, 2001. The decrease in the ratio of selling and marketing expenses to sales is a result of the Company’s efforts to reduce customer acquisition costs and to implement more efficient means of marketing by taking steps such as developing better channel partnerships.

     Information Technology Expenditures. Information technology expenditures decreased by $350,000 for the three-month period ended September 30, 2002 as compared to the 2001 period. The change is the net result of a $105,000 increase due to the December 2001 acquisition of PRSI, primarily offset by a $245,000 reduction in payroll costs due to a reduction in headcount, and a $100,000 decrease in consulting costs due to implementation of certain of the Company’s internally developed software.

     General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2002 increased by $166,000 compared to the same period in 2001. The change is primarily the result of a $479,000 increase due to the December 2001 acquisition of PRSI, a $186,000 increase in depreciation expense as a result of the initial implementation of certain of the Company’s internally developed software, partially offset by a $135,000 reduction in legal fees. Additionally, there was a net $407, 000 reduction in credit card dispute chargebacks and related chargeback fees. To achieve the reduction in chargebacks, the Company introduced several new credit card authentication procedures to verify credit card transactions.

     Interest Expense, Net. Interest expense, net of interest income, was $13,882,000 for the three months ended September 30, 2002 as compared to $96,000 for the same period in 2001. In July 2002, upon the conversion of the 8% Convertible Promissory Notes with an aggregate principal amount of $14,226,000, the Company recorded as additional interest expense a non-cash charge of $11,749,000 for a beneficial conversion feature relating to the Notes. Included in interest expense for 2002 are non-cash interest charges of $1,932,000 related to the amortization of discounts and issuance costs on the Company’s convertible notes payable. During July 2002 the Company wrote off all remaining discounts on the convertible notes upon conversion of the notes. Interest expense also includes $126,000 related to the amortization of debt issuance costs incurred in conjunction with the Company’s bank credit facility.

     Other Income (Expense), Net. Other expense, net of other income, was $140,000 for the three months ended September 30, 2002 as compared to $3,000 for the same period in 2001. In July 2002, upon the conversion of the 8% Convertible Promissory Notes with an aggregate principal amount of $14,226,000, the Company wrote off approximately $140,000 of financing costs.

Comparison of the Nine Months Ended September 30, 2002 to the Nine Months Ended September 30, 2001

     Net Revenues. Our net revenues increased from approximately $14.5 million for the nine months ended September 30, 2001 to approximately $22.6 million for the nine months ended September 30, 2002, representing a 56.4% increase. Approximately $6.7 million of the increase is attributable to our acquisition of PRSI in December 2001 and the Company’s entrance into the enterprise services sector. The remaining $1.4 million increase is due to an increase in the Company’s consumer services business. Through a combination of establishing new channel partnerships, strengthening existing channel partnership relationships, and implementing enhanced search technology, the Company was able to increase internet traffic to it’s website and improve customer conversion rates for the consumer business.

     Gross Profit. Gross profit increased from approximately $10.9 million for the nine months ended September 30, 2001, to approximately $15.9 million for the nine months ended September 30, 2002, representing a 45.3% increase.

Gross profit as a percentage of net revenues was approximately 70.3% and 75.7% for the nine month periods ended September 30, 2002 and 2001, respectively. The decrease in gross margin reflects the change in product mix as a result of the Company’s December 2001 acquisition of PRSI, which has a lower gross margin than the consumer business, offset by cost reductions in the Company’s consumer business. Increased automation in our consumer business resulting in a reduction of direct labor expense also contributed to the increase in gross profit.

     Selling and Marketing Expenses. Selling and marketing expenses increased by $1.2 million to $8.9 million for the nine month period ended September 30, 2002 as compared to $7.7 million for the 2001 period. The change is the net result of an increase of $1,455,000 due to the December 2001 acquisition of PRSI, and $1,256,000 due to increased advertising costs and the addition of new Internet advertising providers, partially offset by a $1,036,000 reduction in selling and marketing labor costs. There was also a net reduction of approximately $491,000 in other discretionary selling and marketing costs, consisting of miscellaneous costs such as consulting fees, travel and entertainment costs, and public relations fees. Although costs increased, selling and marketing expenses were 39.3% of sales for the nine months ended September 30, 2002 compared to 53.3% of sales for the nine months ended September 30, 2001. The decrease in the ratio of selling and marketing expenses to sales is a result of the Company’s efforts to reduce customer acquisition costs and to implement more efficient means of marketing by taking steps such as developing better channel partnerships.

     Information Technology Expenditures. Information technology expenditures decreased by $784,000 for the nine-month period ended September 30, 2002 as compared to the 2001 period, due primarily to a $893,000 reduction in payroll costs due to reduction in headcount, a $288,000 net reduction in consulting fees due to implementation of certain of the Company’s internally developed software, and a $175,000 increase in software maintenance fees. Additionally, during the three-month period ended September 30, 2002, the Company reversed accruals of approximately $129,000 as it determined that activities related to those accruals were settled for less than the amounts originally estimated. These net cost reductions were partially offset by the $409,000 of increased costs resulting from the December 2001 acquisition of PRSI.

     General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2002 increased by $2,324,000 compared to the same period in 2001. The change is primarily the result of a $1,829,000 increase due to the December 2001 acquisition of PRSI and a $644,000 increase in depreciation expense as a result of initial implementation of certain of the Company’s internally developed software. Additionally, there was a net $346,000 reduction in credit card dispute chargebacks and related chargeback fees. To achieve the reduction in chargebacks, the Company introduced several new credit card authentication procedures to verify credit card transactions. There was also a net increase of approximately $197,000 in other miscellaneous costs.

     Interest Expense, Net. Interest expense, net of interest income, was $15,956,000 for the nine months ended September 30, 2002 as compared to $897,000 for the same period in 2001. In July 2002, upon the conversion of the 8% Convertible Promissory Notes with an aggregate principal amount of $14,226,000, the Company recorded as additional interest expense a non-cash charge of $11,749,000 for a beneficial conversion feature relating to the Notes. Included in interest expense for 2002 are non-cash interest charges of $3,430,000 related to the amortization of discounts and issuance costs on the Company’s convertible and vendor notes payable. During July 2002 the Company wrote off all remaining discounts on the convertible notes upon conversion of the notes. Interest expense also includes $528,000 related to the amortization of debt issuance costs incurred in conjunction with the Company’s bank credit facility.

     Other Income (Expense), Net. Other expense, net of other income, was $134,000 for the nine months ended September 30, 2002 as compared to $26,000 for the same period in 2001. In July 2002, upon the conversion of the 8% Convertible Promissory Notes with an aggregate principal amount of $14,226,000, the Company wrote off approximately $140,000 of financing costs.

Liquidity and Capital Resources

     As of September 30, 2002, cash and cash equivalents has decreased to $3.5 million (including $1.1 million of restricted cash pledged as collateral in connection with the Company’s credit facility) from $3.9 million (including $750,000 of restricted cash) at December 31, 2001.

     Cash used in operations was $7.0 million for each of the nine-month periods ended September 30, 2002 and 2001. The cash used in operations during the 2002 period is the result of continued operating losses and the growth in accounts receivable due to the Company’s entrance into the enterprise services sector.

     Cash used in investing activities decreased to $1.9 million for the nine months ended September 30, 2002 as compared to $3.6 million for the nine months ended on September 30, 2001. This is attributable to reduced investment in software development because of the completion and implementation of certain projects, reduced computer equipment purchases and license fees.

     Cash provided by financing activities was approximately $8.2 million for the nine months ended September 30, 2002 as compared to $10.4 million for the nine months ended September 30, 2001. The cash provided in the 2002 period is primarily attributable to $10.2 million in net cash proceeds from issuance of our January and March 2002 convertible notes payable, partially offset by $697,000 of payments made in conjunction with our December 2001 acquisition of PRSI, the repayment of $1.1 million in obligations to financial institutions and other unrelated third parties, and the increase in restricted cash of $305,000 in accordance with our amended credit facility.

     On August 7, 2002, the Company entered into an agreement with Comerica Bank to amend its loan and security agreement (“Amendment Number Two”). The Comerica facility was amended to reduce the revolving credit line to $1,000,000 from $3,000,000. Amounts under the borrowing base line may be advanced based on up to 80% of eligible receivables as defined in the agreement. Borrowings under the revolving credit line are due and payable on March 26, 2003. Total borrowings under the revolving credit facility totaled $1,000,000 at September 30, 2002. Pursuant to the terms of Amendment Number Two, all further credit advances under the revolving credit line are subject to credit approval by the bank.

     Significant financial covenants with which the Company must comply include operating performance requirements, minimum EBITDA requirements and a debt/tangible net worth ratio. In accordance with the terms of Amendment Number Two, the amount of unrestricted cash the Company must maintain on deposit with the bank was reduced from $1,250,000 to $250,000. As of September 30, 2002, the Company must also maintain deposits of $800,000 with the bank as collateral for credit card processing and a standby letter of credit. Effective April 2002, the Company placed a $750,000 deposit with the bank to collateralize an outstanding standby letter of credit. The letter of credit and the required deposit is reduced by $83,333 per month and matures on November 30, 2002. The amount of the letter of credit and the collateral deposit at October 1, 2002 was $166,000.

     In December 2001, we issued 8% Convertible Promissory Notes due December 20, 2002 in the aggregate principal amount of $3.5 million. In January 2002, we issued 8% Convertible Promissory Notes due January 17, 2003 in the aggregate principal amount of $4.6 million. In March 2002, we issued 8% Convertible Promissory Notes due December 20, 2002 in the aggregate principal amount of $6.1 million with net proceeds of $5.7 million. At the 2002 Annual Meeting of Stockholders, held on July 18, 2002, the Company’s stockholders approved the issuance of the shares of common stock underlying the notes and, consequently, these notes and accrued interest automatically converted into common stock on July 18, 2002. These notes, with an aggregate principal amount of $14.2 million and accrued interest, converted into 27,864,051 shares of common stock.

     As of close of business on July 18, 2002, Pequot Private Equity Fund II, L.P., the holder of all 203,113 shares of Series A-1 Convertible Preferred Stock, elected to convert all of its Series of A-1 Convertible Preferred Stock into Common Stock. The conversion price of the Series A-1 Convertible Preferred Stock was $0.48237 per share, which resulted in the issuance of an aggregate of 42,107,303 shares of common stock upon conversion of the Series of A-1 Convertible Preferred Stock.

     Since inception, we have experienced negative cash flows from operations. We had a working capital deficit of $1.6 million and an accumulated deficit of $95.8 million as of September 30, 2002. Based on our current operating plans, management believes existing cash resources and cash forecasted by management to be generated by operations and potentially available from a renegotiated bank financing arrangement will be sufficient to meet working capital and capital requirements through at least the next twelve months. Management’s plans to attain profitability and generate additional cash flows include, increasing revenues from enterprise and consumer services, focusing on cost reductions and operational efficiencies to be derived from further deployment of our technologies, and the launch of additional products. There is no assurance that management will be successful with these plans. If we are unable to meet our current operating plan and are unable to raise additional financing, we may be required to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our intended business objectives.

Contractual Obligations and Commercial Commitments.

     The following table summarizes all significant contractual payment obligations as of September 30, 2002, by payment due date:

		Payments by Period
		($Thousands)

		Remainder		2005-
Contractual Obligation	Total	of 2002	2003-2004	thereafter

Bank debt	1,223	76	1,147	—
Advertising commitments	4,675	825	3,850	—
Capital lease obligations	209	55	151	3
Operating lease obligations	3,846	377	3,006	463
Minimum purchase commitments	897	207	690	—
PRSI payment obligations (a)	2,220	150	2,070	—
Total	$13,070	$1,690	$10,914	$466

(a)	Includes payment obligations of $1,520,000, payable in equal monthly installments of $127,000 commencing January 2004. These payments may be accelerated commencing October 2002 based on the profitability and cash flows of PRSI.

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

     The following chart summarizes the number of shares of our Common Stock that are available for resale as of November 1, 2002 as compared to May 28, 2002.

				Percentage
			Freely	Increase of
	Total	Restricted	Tradable	Freely
	Outstanding	Shares	Shares	Tradable
	Shares	Outstanding	Outstanding	Shares

May 28, 2002	27,343,222	18,408,080	8,935,142	—
November 1, 2002	96,992,327	58,637,782	38,354,545	329%

Our stock price may be volatile, and you may lose all or part of your investment

     The market price of our Common Stock has fluctuated significantly. Since going public in June 1999, the closing price of our Common Stock on NASDAQ has ranged from a high of $17.375 to a low of $0.1888. During the last twelve months, the closing price of our Common Stock has ranged from a high of $1.84 to a low of $0.19. On October 30, 2002, the closing price of our Common Stock was $0.34. The market price of our Common Stock could continue to be subject to significant fluctuations as a result of numerous factors, many of which are beyond our control. Among the factors that could affect our stock price are:

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

     The trading price of our Common Stock has fallen below $1.00 per share, and, therefore, it may be delisted from the NASDAQ National Market. If our Common Stock is delisted from the NASDAQ National Market, you may be unable to dispose of your shares. In February 2001 and September 2002 we received notices from the NASDAQ Stock Market that we were not in compliance with the $1.00 minimum bid requirement for continued listing on the NASDAQ National Market and that our common stock was subject to delisting from the NASDAQ National Market. In March 2001 we participated in a hearing before the NASDAQ Listing Qualifications Panel to appeal the earlier decision to delist out common stock. In June 2001 we received a notification from NASDAQ that the NASDAQ Listing Qualifications Panel had determined that we regained compliance with the requirements for continued listing on the NASDAQ National Market and, accordingly, determined to continue to list our common stock on the NASDAQ National Market. On October 24, 2002 we participated in another hearing before the NASDAQ Listing Qualification Panel to appeal the September 2002 decision to delist our common stock. We are awaiting the Panel’s decision.

     We are in compliance with all continued listing requirements except NASDAQ’s minimum bid price requirement. At the October 2002 hearing, we requested an extension of time to achieve compliance with the minimum bid price requirement and we informed the Hearing Panel, among other things, that our Board of Directors had approved a reverse stock split, if necessary, to achieve compliance.

     If we are unable to maintain compliance with the requirements for continued listing on the NASDAQ National Market, including the $1.00 minimum bid requirement and the net tangible assets maintenance requirement; we may be subject to delisting from the NASDAQ National Market. On October 30, 2002, the closing price for our common stock was $0.34 per share. If we are delisted from the NASDAQ National Market System, trading in our common stock could occur, if at all, in the NASDAQ Small Cap Market or in the over-the-counter market in so-called “pink sheets” or, if then available, the OTC Bulletin Board. As a result, the holders of our common stock would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock.

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

We have incurred significant net losses and we may never achieve profitability

     We incurred significant net losses of approximately $26.4 million in 1999, $29.4 million in 2000, $11.9 million in 2001 and $21.3 million in the first nine months of 2002. As of September 30, 2002, we had an accumulated deficit of approximately $95.8 million. If our revenue does not grow as expected or capital and operating expenditures exceed our plans, our business, operating results and financial condition will be materially adversely affected. We cannot be certain if or when we will be profitable or if or when we will generate positive operating cash flow.

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

     We operate in a number of geographic and service markets which are fragmented and highly competitive. Currently, our competition falls into three categories:

•	free individual locator and information services, including services offered by Internet search engines, telephone companies and other third parties who publish free printed or electronic directories such as Yahoo, Inc. and Infospace, Inc.;

•	fee-based Internet search services offering comparable services, such as KnowX.com;

•	local, regional and national private investigation firms, such as Kroll-O’Gara Company, Pinkerton, the Proudfoot Reports division of ASI Solutions, Inc., and a significant number of companies operating on either a national scale or a local or regional basis; and the employment screening market, where our competitors include Avert, Inc., ChoicePoint, Inc., Hire Check, Inc. and General Information Services, Inc.

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

     We have historically derived a substantial portion of our revenues from a small number of service offerings, particularly our individual locator, individual profile reports and “Instant Searches” services. If we are unable to continue to offer these services, or if our costs of providing these services increase such that we can no longer offer these services at competitive prices, our business, financial condition, and results of operations may be materially adversely affected.

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

We have substantial fixed costs which may not be offset by our revenues

     A substantial portion of our operating expenses is related to management personnel, administrative support and our advertising agreements. Many of these agreements have non-cancelable fixed terms and minimum payment obligations. As a result, a substantial portion of our expenses in any given period is fixed costs. If we are unable to generate sufficient revenues to offset our operating costs or if we are unable to lower our advertising costs to respond to lower than expected revenues, our results of operations would be materially adversely affected. Our minimum non-cancelable payments under certain distribution and marketing agreements with various Internet companies are $4.7 million as of September 30, 2002.

We depend on our marketing agreements with Internet companies

     An important element of our current business strategy is to maintain relationships with a number of Internet search engines and popular Web sites for advertising and to direct and attract traffic to our Web site. The most significant of these agreements are with Yahoo!, Inc. and InfoSpace, Inc. We entered into a new agreement with Yahoo! in September 2002, which expires on February 29, 2004 and our agreement with InfoSpace expires on September 30, 2003. These advertising agreements constitute a significant portion of our operating expenses. If the costs associated with these advertising agreements increases, we may not be able to maintain our existing marketing relationships or enter into future marketing relationships with other Internet companies. Any termination of existing agreements or failure to enter into new agreements with Internet companies on terms favorable to us could have a material adverse effect on our business, financial condition and results of operations.

Our access to key Internet advertising depends on marketing agreements between other Internet companies that are beyond our control

     Advertising arrangements with one Internet company may provide us access to another company’s Web site. For example, our arrangement with InfoSpace provides us with advertising within the white page directories of the AOL and MSN Web sites, independent of any agreements with AOL or MSN. Our advertising on these Web sites depends on the continued relationship InfoSpace has with companies such as AOL and MSN. If this relationship is terminated for any reason and if we are either unable to enter into an agreement with these companies or unable to enter into an agreement with another company that has an agreement providing access to AOL and/or MSN white pages directories, our advertising will no longer appear on their Web sites. This could significantly reduce our advertising reach and, consequently, lower the number of potential clients visiting our Web site, which could in turn materially adversely affect our business, financial condition and results of operations.

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

     Our registered trademarks include: “1-800 U.S. SEARCH”, our logo, “The Public Record Portal”, “Trust Identity,” “Fraud Identity,” and “Reuniting America Two People at a Time”. In addition, we have applied for a patent on our US SEARCH DARWIN™ technology and for registered trademark status for “US SEARCH.com”, and “VeroTrust” service marks in the United States and intend to pursue registration internationally through applications. Effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are made available, online or otherwise. Also, policing unauthorized use of our patent, trademark, service mark or other proprietary rights might be difficult and expensive and we may be unable to protect our brand, patents, and trademarks from third party challenges. Our brand may suffer and our business and results of operations could be materially and adversely affected if we are unable to effectively protect or enforce our patent, trademark, service marks or other proprietary rights.

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

     Under the terms of our Merchant Card Agreement with Visa, chargebacks as a percentage of interchange transactions must not exceed 2.5% and the ratio of customer dispute chargebacks to interchange transactions must not exceed 1%. Although our chargeback rate has periodically exceeded the permissible rates, in our merchant card agreements, during July, August, and September 2002, the company was in compliance with the rates.

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

We could face liability based on the nature of our services and the content of the materials that we provide which may not be covered by insurance

     We may face potential liability from individuals, government agencies or businesses for defamation, invasion of privacy, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials that appear on our Web site or in our search reports. We also face potential liability to clients and/or the subjects of individual search reports prepared by us for inaccurate information or misuse of the information. Although we carry a limited amount of general liability and errors and omissions insurance, our insurance may not cover claims of these types or may not be adequate to indemnify us for all liability that may be imposed. In addition, this insurance may not remain available to us on acceptable terms. Additionally, we do not currently maintain liability insurance to cover claims by the subjects of reports. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of our insurance coverage, could have a material adverse effect on our reputation and our business and results of operations.

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

Pequot Private Equity Fund II, L.P. (“Pequot”) currently beneficially holds approximately 54.16% of our common stock and will be able to exercise voting control over issues presented to our stockholders for approval.

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

Our directors, executive officers and existing stockholders and their affiliates will continue to have substantial control over our company, and their interests may differ from and conflict with yours

     Our executive officers, directors and principal stockholders beneficially own, in total, 69.25% of our outstanding common stock. As a result, these stockholders may have interests that are different from and may conflict with yours, and will be able to influence matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control of our company or otherwise cause us to take action that may not be in the best interests of all stockholders, either of which in turn could reduce the market price per share of our common stock or prevent you from receiving a premium in such transaction. This concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Your ownership interest may be materially diluted upon exercise of options and warrants

     As of September 30, 2002, we had granted options and warrants to purchase an aggregate of approximately 30,164,489 shares of common stock at exercise prices ranging from $0.01 per share to $11.13 per share. To the extent that the stock options and warrants are exercised, material dilution of the ownership interest of our stockholders will occur. We also expect that in the ordinary course of our business we will issue additional warrants and grant additional stock options including, but not limited to, options granted pursuant to our stock option plans.

Item 3. Quantitative and qualitative disclosures about market risk

     We considered the provision of Financial Reporting Release No. 48 “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent In Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.” We had no holdings of derivative financial instruments at September 30, 2002 and our total liabilities as of September 30, 2002 consist primarily of notes payable and accounts payable that have fixed interest rates and were not subject to any significant market risk.

Item 4. Controls and Procedures

     The Company maintains “disclosure controls and procedures” as such term is defined under Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the Company’s reports required to be filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and the Company’s management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

     There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On April 3, 2000 a two count trade name and service mark complaint was filed against the Company in the United States District Court for the Eastern District of Virginia, styled U.S. Search, LLC v USSearch.com Inc. Civil Action No. 00-554-A. On January 26, 2001, our motion for summary judgment was granted and the court ordered that both counts of plaintiff’s complaint be dismissed with prejudice. Plaintiff has appealed this matter to the U.S. Court of Appeals, Fourth Circuit. The hearing on appeal was held on June 6, 2002. On August 16, 2002, the Court of Appeals affirmed the grant of summary judgment in the Company’s favor.

     In May 2001, ChoicePoint, Inc., the successor entity to DBT Online, Inc., filed a complaint against us in Palm Beach County, Florida alleging breach of contract, fraudulent misrepresentation, unjust enrichment, quantum meruit and breach of the implied covenant of good faith and fair dealing. ChoicePoint sought approximately $1.5 million in damages, as well as interest and attorneys’ fees. US SEARCH removed this action to the United States District Court for the Southern District of Florida. The United States District Court for the Southern District of Florida ordered the matter to arbitration. In June 2002 the arbitrator awarded us a credit of $297,671 to be deducted from invoices of $1,418,731. ChoicePoint has filed a motion to confirm the Arbitration Award and we have filed a motion to modify and correct the Arbitration award to provide additional credits. We are awaiting rulings on these motions. In the third quarter of 2002, we had paid ChoicePoint $100,000 of the award. At September 30, 2002, the Company had approximately $979,000 accrued for this liability. The costs related to this litigation, including the fees and costs of our attorneys and other litigation support professionals, have been less than $100,000. As of November 1, 2002, the Company had paid a total of $300,000 of the award, leaving approximately $779,000 accrued for this liability.

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

Item 2. Changes in Securities and Use of Proceeds.

On July 18, 2002 we issued to the holders of our 8% Convertible Promissory Notes an aggregate of 27,864,051 shares of common stock upon conversion in full of our then outstanding 8% Convertible Promissory Notes (the “Note Conversion Shares”). The issuance of the Note Conversion Shares was exempt from the registration requirements of the Act pursuant to Sections 3(a)(9) and 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.

On July 18, 2002 we issued to Pequot Private Equity Fund II, L.P. (“Pequot”) 42,107,303 shares of common stock upon conversion in full of all shares of Series A-1 Convertible Preferred Stock then held by Pequot (the “Series A-1 Conversion Shares”). The issuance of the Series A-1 Conversion Shares was exempt from the registration requirements of the Act pursuant to Sections 3(a)(9) and 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its annual stockholders’ meeting on July 18, 2002. The following matters were voted on at the meeting:

1.	To approve an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of Common Stock from 150,000,000 to 300,000,000.

For	Against	Abstain	No-Vote

55,676,092	205,100	0	0

2.	To ratify the issuance of the Company’s 8% Convertible Promissory Notes and to approve the issuance of Common Stock upon conversion thereof.

For	Against	Abstain	No-Vote

55,872,692	8,500	0	0

3.	To elect three Common Stock directors to hold office until the 2005 Annual Meeting of Shareholders. Brent Cohen Peter Locke Alan Mendelson

For	Against	Abstain	No-Vote

55,864,572	16,120	500	0

4.	To approve an amendment to the Company’s Amended and Restated 1998 Stock Incentive Plan to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 10,000,000 shares

For	Against	Abstain	No-Vote

55,867,692	12,500	1,000	0

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits: Exhibit 10.2. Amendment No. 5 to the Advertising and Promotion Agreement dated September 11, 2002.

     (b)  Reports on Form 8-K:

     During the quarter ended September 30, 2002, we filed current reports on Form 8-K on the following dates:

•	July 23, 2002 (Item 5. Other Events);

•	August 7, 2002 (Item 5. Other Events);

•	August 14, 2002 (Item 9. Regulation FD Disclosure).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US SEARCH.COM INC. (Registrant)

Date: November 14, 2002	By:	/s/ BRENT N. COHEN

Brent N. Cohen President and Chief Executive Officer

	By:	/s/ JEFFREY R. WATTS

Jeffrey R. Watts Chief Financial Officer

Section 302 Certification:

Chief Executive Officer

     I, Brent N. Cohen, President and Chief Executive Officer of US SEARCH.com Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of US SEARCH.com Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ BRENT N. COHEN

Brent N. Cohen President and Chief Executive Officer
Date: November 14, 2002

Chief Financial Officer

     I, Jeffrey R. Watts, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of US SEARCH.com Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JEFFREY R. WATTS

Jeffrey R. Watts Chief Financial Officer
Date: November 14, 2002