Form 10-K
period 2002-12-31
US SEARCH CORP COM
filed 2003-04-03
CIK 1083087

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

Commission File No. 0-26149

US SEARCH.COM INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4504143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5401 Beethoven Street, Los Angeles, CA	90066
(Address of principal executive offices)	(Zip Code)

(310) 302-6300

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes  ☐   No  ☒

The aggregate market value based on the closing price of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $23,057,342 as of June 28, 2002.

The aggregate market value based on the closing price of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $21,874,914 as of March 27, 2003.

There were 97,025,977 shares of outstanding Common Stock of the Registrant as of March 27, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.    Business

THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON OUR CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY’S BUSINESS, MANAGEMENT’S BELIEFS AND ASSUMPTIONS MADE BY MANAGEMENT. WORDS SUCH AS “ANTICIPATES,” “EXPECTS,” “INTENDS,” “PLANS,” “BELIEVES,” “SEEKS,” “ESTIMATES,” “LIKELY,” VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS AND OUTCOMES MAY DIFFER MATERIALLY FROM WHAT IS EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE THOSE SET FORTH BELOW UNDER “FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION” AND OUR OTHER PUBLIC FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. WE UNDERTAKE NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

Overview

US SEARCH is an individual locator and risk management services company, which uses its proprietary software platform and web-based systems to supply consumer and small business clients with services such as individual location, identity verification, criminal record checks, employment and education verifications. US SEARCH, through its wholly-owned subsidiary, Professional Resource Screening, provides employment screening services, including identity verification, criminal record checks, employment and education verifications professional reference checks, credit and motor vehicle record checks, and drug screening. Professional Resource Screening has more than 500 large business clients, including AT&T Wireless, The AIG Life Companies, Bell South Corporation, Charles Schwab and DHL Worldwide Express.

US SEARCH’s services can be accessed through its websites, www.ussearch.com for consumers, www.ussearch.com/business for small and medium businesses, or www.prsinet.com for large businesses. US SEARCH makes its periodic and current reports available, free of charge, at www.ussearch.com as soon as reasonably practicable after such material is filed with the Securities and Exchange Commission. US SEARCH was founded in 1994 and incorporated in Delaware in 1999.

US SEARCH has developed US SEARCH DARWIN™ patent-pending technology, which automates the data management supply chain by accessing, assimilating, and compiling data from disparate sources. The current applications of the technology focus on individual locator and profile services. US SEARCH has developed the technology’s application to employment screening services and expects that it will be in production for US SEARCH’s business customers in 2003. By automating the fulfillment process for employment screening, US SEARCH believes it will be able to deliver a superior quality product more quickly and more efficiently.

On December 13, 2002, US SEARCH agreed to be acquired by First Advantage Corporation, a new company formed by The First American Corporation to acquire US SEARCH and the several subsidiaries of First American comprising the First American Screening Technologies (FAST) division. First American is a diversified provider of business information and related products and services. Its FAST division is comprised of American Driving Records, Inc., First American Registry, Inc. SafeRent, Inc., HireCheck, Inc., Employee Health Programs, Inc. and Substance Abuse Management, Inc., and is a leading provider of risk management services to companies, non-profit organizations and governmental agencies throughout the United States. The combination of US SEARCH and the FAST division, expected to be consummated in the second quarter of 2003, will be achieved by merging separate, newly-formed subsidiaries of First Advantage into US SEARCH and the subsidiaries of First American comprising the FAST division. Upon completion of the mergers, each share of US SEARCH common stock outstanding immediately before the effective time of the mergers will be cancelled and extinguished and automatically converted into the right to receive 0.04 of a share of First Advantage Class A common stock.

The shares of First Advantage Class A common stock received by US SEARCH stockholders will represent approximately 20% of the capital stock of First Advantage immediately following the closing of the mergers. As consideration for the mergers of the companies comprising the FAST division, First American will receive shares of First Advantage Class B common stock representing approximately 80% of the shares of capital stock of First Advantage immediately following the closing. The First Advantage Class B shares to be issued to First American are substantially the same as shares of Class A common stock, but have ten votes per share (comparable to one vote per share of Class A common stock) and are convertible into an equal number of shares of Class A common stock. Consequently, immediately following the mergers, First American will control approximately 98% of the voting power of First American, and US SEARCH stockholders will control the remaining 2%.

        On March 31, 2003, US SEARCH received a written notice from The First American Corporation, which alleged that US SEARCH had breached the merger agreement. The notice of breach concerned US SEARCH’s award of bonuses to certain executive officers of US SEARCH for services performed in 2002. Representatives of US SEARCH and First American discussed the concerns raised in First American’s notice and reached agreement as to how and when such bonuses will be paid during the pendency of the merger agreement. On April 1, 2003, US SEARCH and First American entered into a letter agreement relating to such bonuses and pursuant to which First American formally withdrew its notice of breach.

Growth in the Security, Certification and Verification Services Sector

US SEARCH believes that background screening and certification services industries will grow due to an increased awareness of security issues. US SEARCH expects that companies will perform more comprehensive background checks on their employees. US SEARCH provides a range of employment screening and background check services, including criminal record checks, employment and education verifications, professional reference checks, credit and motor vehicle record checks, and drug screening.

US SEARCH believes that security and risk mitigation have become important issues for businesses, government and other organizations. US SEARCH believes that employers will require better information about the backgrounds of their prospective and current employees to conform, in certain industries, to new regulations and guidelines, to obtain insurance coverage, to reduce the risk of legal liability for negligent hiring and to manage risk. Information technology has provided individual employees with greater potential access to corporate assets.

While services and technologies have been developed to provide remote access to information sources, US SEARCH believes that existing screening companies either provide only limited information or employ limited amounts of automation. For example, credit reporting services make available only limited types of information for specific purposes, such as verifying individual credit records. More comprehensive search and background checks are available through private investigation firms, but they draw on limited datasets, require significant human intervention, do not generate instantaneous results, and are costly. The employment screening industry has historically been fragmented and regional in nature, with over 100 providers in the United States, most with sales of less than $20.0 million annually. US SEARCH believes that small- and medium-sized businesses have not generally used pre-employment screening services due to prohibitive costs. As these services become more common, US SEARCH believes that there will be a need for a screening company that generates fast results and is highly accurate and scalable. According to the U.S. Bureau of National Affairs, the average monthly employee turnover rate for 2001 was approximately 1.1% of the U.S. workforce. Many companies must fill thousands of positions a year, screening multiple candidates for each open position.

US SEARCH Services

US SEARCH offers a variety of products and services to provide accurate and timely, background information. US SEARCH’s services are highly automated—its clients online can conduct many of US SEARCH’s services instantly. US SEARCH also offers assisted searches and screening services, both online and through toll free telephone numbers. US SEARCH constantly evaluates its data sources and other information sources to ensure the availability of timely, accurate and comprehensive data and background information to its clients.

•    Large Business Services.    Through US SEARCH’s subsidiary, Professional Resource Screening, US SEARCH provides large businesses, government agencies and other employers with a variety of employment screening, individual and business background checks and risk mitigation products and services via an online, web-based system that enables instant ordering and prompt delivery of results. Customers can customize the search and decision parameters online using a “drag-and-drop” browser interface. Employment screening products include Social Security Number Trace, Federal and State Felony and Misdemeanor Record Searches, Employment and Education Verification, Motor Vehicle Records and Credit History. US SEARCH also provides character reference checks and drug screening via third party providers. US SEARCH also offers a Management Services program that provides customers with an outsourced solution to background investigations, which includes analysis of developed investigation data, management of Fair Credit Reporting Act communications, legal compliance, and direct applicant contact. Finally, US SEARCH recently developed ApplyDirect™, a web-based application tool designed to reduce recruiting costs and improve time-to-hire by allowing job candidates to electronically complete and sign employment application forms. The online application is easily customized to match a client’s paper based form in content and design and incorporates digital signature technology allowing applicants to authorize a background screen.

•    Small and Medium Business Services.    US SEARCH provides small and medium businesses with a variety of services including individual locator, individual and business background checks and employment screening. Small and medium business clients may use US SEARCH’s services to find missing beneficiaries, debtors, alumni, witnesses, shareholders and pension plan participants, perform due diligence on individuals and businesses before entering into a business or financial relationship, research identity fraud, verify property ownership or screen employees before making a hiring decision. US SEARCH’s customers may access a new small and medium business website at www.ussearch.com/business.

•    Consumer Services.    US SEARCH provides consumer clients with a single, comprehensive access point to a broad range of information to assist them in locating friends and relatives or learn more information about people in their lives. US SEARCH’s clients can obtain addresses, aliases, listed phone numbers, property ownership, court records, judgments, professional license verification, corporate affiliations and date of death information. Fair Credit Reporting Act compliant nanny and contractor background checks are also available to consumer clients. Searches are performed by electronically accessing multiple, geographically dispersed public record databases. US SEARCH aggregates this information, then formats and presents the search results to make them easy to read and understand.

US SEARCH Strategy

US SEARCH’s objective is to become the leading provider of Internet-based employment screening and background information services to businesses, governments and individuals. US SEARCH believes that pre-employment and verification services will become automated through technology in a similar manner to how payroll processing and applicant tracking were automated in the past. US SEARCH makes it possible to not merely screen employees before they are hired, but to perform periodic checks on an automated basis. To accomplish these objectives, US SEARCH intends to:

•    Expand the number of customers using its technology. Through Professional Resource Screening, US SEARCH has over 500 customers for whom it is providing employment screening. During 2003, US SEARCH will continue to focus on converting existing customers from regional or divisional accounts to national accounts. In addition, US SEARCH will focus on expanding the scope of services provided to customers and winning new customers in industry verticals where there is a need for background screening, including transportation, retail, insurance, financial services, healthcare, telecommunications, and technology.

•    Complete the integration of Professional Resource Screening to US SEARCH’s back-end automated fulfillment platform. Because US SEARCH DARWIN™ technology makes it possible to introduce automation into portions of the fulfillment of background searches, US SEARCH expects to improve productivity and increase operating efficiency as it completes the integration of Professional Resource Screening’s operations. In addition, US SEARCH believes it will be able to significantly increase the range of services offered to Professional Resource Screening’s existing customer base.

•    Establish strategic partnerships with leading IT consultants, systems integrators, HR information systems vendors and HR outsourcing companies. US SEARCH intends to develop relationships with leading consulting companies, systems integrators and HR outsourcing companies that will enable it to provide services to their existing client base. US SEARCH also intends to develop partnerships with leading HR Information Systems and Enterprise Resource Planning vendors to integrate its web enabled software with their systems and make automated screening and background checks available as a value-added feature of their systems.

•    Continue to grow the consumer business. US SEARCH intends to deepen and strengthen its channel partnerships and continue to introduce new products and services to expand its market position in the consumer business.

Marketing and Brand Awareness

US SEARCH markets its services through a direct sales force, strategic partnerships and Internet advertising featuring the US SEARCH brand. Given the current attention being paid to security issues, US SEARCH intends to develop channel relationships with leading management consultants, systems integrators, HR information systems providers and HR outsourcing companies to make US SEARCH DARWIN™ technology and services available as a component of their offerings.

US SEARCH intends to continue to strengthen its brand through Internet advertising programs direct mail, e-mail campaigns, and public relations programs. In order to further expand corporate and professional business, US SEARCH plans to target an increasing portion of marketing and advertising programs and related expenditures toward business and professional clients rather than consumers.

Marketing to Corporate and Professional Clients. US SEARCH has established a direct business sales force and a team of research specialists to promote and increase the marketing of its services to prospective professional and corporate clients and to address the specific needs of each corporate and professional client. US SEARCH is targeting certain industries, such as transportation, retail, healthcare, financial services, and insurance markets for its employment screening services.

Internet Advertising

US SEARCH believes that marketing agreements with Internet search engines and popular websites have increased brand recognition and attracted clients. US SEARCH generates visitors to its website from various forms of Internet advertising, such as banners, buttons, text links and integrated order forms. US SEARCH maintains marketing agreements with leading Internet search engines and popular websites, and has placement on major websites such as AOL.com, Yahoo.com, Google.com, MSN.com, InfoSpace.com, Netscape.com, Lycos.com, Whitepages.com, Classmates.com, and Overture.com. US SEARCH believes that these sites reach a growing base of Internet users that engage in both business and consumer transactions.

US SEARCH plans to continue to use Internet advertising to acquire clients. During 2002, US SEARCH endeavored to negotiate Internet advertising placements that were targeted to achieve customer acquisition and continued to negotiate performance based payment models. In addition, US SEARCH developed lower-cost supplemental client acquisition programs, including its affiliate marketing program that works with a wide variety of smaller websites, commissioning these affiliates on revenue share basis. US SEARCH also intends to develop strategic marketing relationships with other companies based upon traffic patterns, customer profiles and related services, to increase its revenue from the Internet, primarily on a revenue share or other performance basis.

Competition

The data and information service industry is highly competitive and currently fragmented, although there has been a recent trend toward consolidation. US SEARCH’s primary competitors for business services include ADP, ChoicePoint, Inc., Kroll, USIS and TALX. Currently, US SEARCH’s primary competitors in the area of individual locator searches include telephone companies and other third parties, who publish free printed or electronic directories, private investigation firms and KnowX.com. US SEARCH does not presently consider major Internet search directories or websites as competitors. In fact, US SEARCH views them as lead generators through their search directories and other services, and US SEARCH presently benefits from strategic advertising arrangements with several of the major Internet search engines and websites.

Third Party Suppliers

US SEARCH does not independently maintain most of the databases from which it gathers information for its current services, but instead relies on a limited number of third party suppliers. If one or more of US SEARCH’s current data suppliers terminates existing agreements, US SEARCH may not be able to obtain new agreements with third party suppliers on favorable terms, if at all. Therefore, US SEARCH continually seeks additional data sources with the goal of adding new products and services and decreasing its dependence on a limited number of suppliers of data for its current products and services.

Technology and Infrastructure

During 2002, US SEARCH implemented its DARWIN™ proprietary software platform, which uses advanced technology to access, assimilate, compile, distribute and present data from disparate public and private databases. US SEARCH’s patent application on this technology was published on December 19, 2002.

During 2002, US SEARCH completed development of the initial phase of its Corporate Services Platform that provides support for customers of its screening services. We believe this platform automates many of the activities of the screening business and enhances fulfillment productivity and accuracy. In addition, US SEARCH has further enhanced its eCommerce, Customer Relationship Management and other proprietary technology, which utilizes the industry standard J2EE technology platform, to enhance the interoperability of its software systems, provide improved scaling capability and provide further efficiencies in the software development group by standardizing on a single development platform. US SEARCH’s XML-based messaging framework enables seamless exchange of data with client-partner systems.

US SEARCH has scaled its hardware infrastructure to accommodate the increased traffic to its sites and has attempted to provide redundancy at all levels of the architecture in an effort to minimize unanticipated processing interruption.

Patents and Trademarks

US SEARCH’s patent application on its US SEARCH DARWIN™ technology was published on December 19, 2002 and is pending issuance. US SEARCH is the owner of registered trademarks for “1-800-USSEARCH”, “The Public Record Portal,” its logo, “Reuniting America Two People at a Time,” “VeroTrust,” “FraudIdentity,” and “TrustIdentity” and has applied for registered trademark status for “US SEARCH.com.”US SEARCH has also registered several domain names, including 1800USSEARCH.com, ussearch.com, prsinet.com and verotrust.com.

Employees

As of December 31, 2002, US SEARCH and Professional Resource Screening had 198 full-time and 32 temporary employees. US SEARCH and Professional Resource Screening believe that relations with their employees are good. None of US SEARCH’s nor Professional Resource Screening’s employees are represented by a union or are a party to any collective bargaining agreement.

Governmental Regulation

Although none of US SEARCH’s products or services require US SEARCH to obtain governmental approvals, US SEARCH is subject to various federal and state regulations that impact its products and services. For example, employment screening is regulated by the federal Fair Credit Reporting Act (FCRA), various state law equivalents, as well as federal and state laws and regulations intended to prevent employment discrimination. US SEARCH’s consumer business is affected by the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (GLB). Federal preemption of privacy laws has been discussed at the federal level since the passage of the GLB. Presently, however, state legislatures, attorneys general, and state regulatory bodies are responding to a perceived need for increased privacy protection in the absence of strong federal legislation that is preemptive. States have taken increased action on privacy-related legislation. For example, Minnesota passed an Internet privacy bill, which has a March implementation date and California has made repeated efforts to pass a financial privacy bill that would be stronger than the GLB.

Research and Development Activities

Over the last three years US SEARCH has spent considerable funds developing its proprietary technology and websites. In fiscal years 2000, 2001 and 2002, respectively US SEARCH spent $6.0 million, $7.8 million and $5.4 million on research and development activities.

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

If we do not complete the proposed combination with First American’s FAST division, it could negatively impact us and the price of our common stock.

If the proposed combination with the FAST division is not completed, we may be subject to a number of material risks, including the following:

•	our business may suffer from the fact that substantial management time and attention has been diverted from attending to our business to focus on preparing for integration with First Advantage;

•	we are expending unplanned resources on integration efforts designed to ensure a smooth transition if and when the proposed combination is completed, which efforts will be wasted if we do not complete the combination;

•	we may be required to pay First American a termination fee of $2.8 million if we do not complete the combination for certain reasons;

•	the current market price of our common stock may decline to the extent that it reflects an assumption that the combination will be completed;

•	we will have to repay up to $1.4 million plus interest that we have borrowed from First American during the period before closing the combination, pursuant to a subordinated secured promissory note due June 30, 2003; and

•	substantial costs related to the combination, such as legal and accounting fees and expenses and financial advisor expenses, must be paid even if the combination is not completed.

There is no assurance that we will have sufficient liquidity to satisfy the obligations described above. As a result, we may need to seek additional financing to satisfy such obligations. There is no assurance that such financing will be available on terms favorable to us or at all. Further, if the merger agreement with First American is terminated and our board of directors seeks another business combination, we cannot assure you that it will be able to find a party willing to pay an equivalent or higher price than that which will be paid in the proposed combination with the FAST division. In addition, while the merger agreement is in effect, subject to limited exceptions, we are prohibited from soliciting, initiating, knowingly encouraging or facilitating the submission of proposals or offers relating to a takeover proposal or endorsing or entering into any agreement with respect to any takeover proposal.

There is no current public market for First Advantage Class A common stock, and there will not be a public market for First Advantage Class A common stock until the closing. As a result, you will not be able to predict the trading price of the shares of First Advantage Class A common stock you will receive in exchange for your US SEARCH common stock if the proposed combination is completed.

If the proposed combination with the FAST division is completed, US SEARCH stockholders will have the right to receive 0.04 of a share of First Advantage Class A common stock for each share of US SEARCH common stock they own. Our board of directors has determined that the consideration to be received by the US SEARCH stockholders pursuant to the merger agreement with First American is fair and in the best interests of US SEARCH and our stockholders. However, because there is no current public market for shares of First Advantage Class A common stock, you will not be able to predict the market value of the First Advantage Class A common stock you will receive pursuant to the merger agreement. The market price of First Advantage Class A common stock immediately following the closing of the proposed combination may vary from the value attributed to it by the board of directors of US SEARCH when it determined to enter into the merger agreement. This variation may be caused by a number of factors, including market perception of the value of First Advantage, changes in the businesses, operations or prospects of US SEARCH, the FAST division or First Advantage, the timing of the mergers, regulatory considerations and general market and economic conditions. If the proposed combination is completed, there can be no assurance that an active trading market for First Advantage Class A common stock will develop or, if a trading market does develop, that it will continue. In the absence of such a market, you may be unable to readily liquidate your investment in First Advantage Class A common stock.

The integration of US SEARCH and the FAST division following the transactions will be difficult and may result in a failure to realize some of the anticipated potential benefits.

The business combination of US SEARCH and the FAST division involves the integration of several businesses that previously operated independently. We cannot assure you that First Advantage will be able to integrate operations of US SEARCH and the FAST division without encountering difficulties. Any difficulty in integrating the operations of the businesses successfully could have a material adverse effect on the business, financial condition, results of operations or liquidity of First Advantage, and could lead to a failure to realize the anticipated synergies of the combination. First Advantage’s management will be required to dedicate substantial time and effort to the integration of US SEARCH and the FAST division. During the integration process, these efforts could divert management’s focus and resources from other strategic opportunities and operational matters.

First Advantage will be controlled by First American and as a result other stockholders will have little or no influence over stockholders’ decisions.

If the proposed combination with the FAST division is completed, First American will own 100% of the First Advantage Class B common stock, which will have ten votes per share compared to one vote per share of First Advantage Class A common stock. Consequently, First American will have approximately 98% of the total voting power of First Advantage and, therefore, First American will have the right to control the outcome of any matter submitted for the vote or consent of First Advantage’s stockholders, unless a separate class vote is required under Delaware law. First American will have the voting power to control the election of the First Advantage board of directors and it will be able to cause the amendment of First Advantage’s certificate of incorporation or bylaws.

First American also may be able to cause changes in the business without seeking the approval of any other party. These changes may not be beneficial to First Advantage or in the best interest of First Advantage’s other stockholders. For example, First American will have the power to prevent, delay or cause a change in control and could take other actions that might be favorable to First American, but not necessarily to other stockholders. Similarly, subject to certain restrictions, First American will have the voting power to exercise a controlling influence over First Advantage’s business and affairs and will have the ability to make decisions concerning such things as:

•	mergers or other business combinations;

•	purchases or sales of assets;

•	offerings of securities;

•	indebtedness that First Advantage may incur; and

•	payments of any dividends.

We cannot assure you that First American’s ownership of First Advantage common stock or its relationship with First Advantage will not have a material adverse effect on the overall business strategy of First Advantage or on the market price of First Advantage Class A common stock. Moreover, under recently proposed Nasdaq corporate governance rules, if a single stockholder holds more than 50% of the voting power of a company, that company is considered a “controlled company.” A controlled company is exempt from the Nasdaq rules requiring that a majority of the company’s board of directors be independent directors, that independent directors must have regularly scheduled executive sessions and that the compensation and nomination committees must be comprised solely of independent directors. After the consummation of the proposed combination, First American will own more than 50% of the voting power of First Advantage and First Advantage expects to take advantage of such exemptions afforded to controlled companies if the proposed Nasdaq rules are enacted.

First Advantage has no operating history as an independent company.

Due to a lack of operating history as a separate public company, there can be no assurance that First Advantage’s business strategy will be successful on a long-term basis. Several members of First Advantage’s management team have never operated the company as a stand-alone public company. Following the mergers, First Advantage will have less financial and other resources than First American. First Advantage may not be able to grow its business as planned and may never become a profitable business. First Advantage’s ability to satisfy obligations and become profitable will be solely dependent upon the future performance of the lines of business it owns and operates, and it will not be able to rely upon the financial and other resources and cash flows of those business lines remaining with First American. For example, in 2000, 2001 and 2002, First American forgave approximately $6.1 million, $35.2 million and $95.4 million, respectively, in amounts used by the FAST division for working capital and acquisition financing. You should consider the prospects of First Advantage based on the risks, expenses and difficulties frequently encountered in the operation of a new public company in a relatively new and evolving industry.

Our stock price may be volatile, and you may lose all or part of your investment.

The market price of our common stock has fluctuated significantly. Since going public in June 1999, the closing price of our common stock on Nasdaq has ranged from a high of $17.375 to a low of $0.1888. During the last twelve months, the closing price of our common stock has ranged from a high of $1.35 to a low of $0.19. On March 14, 2003, the closing price of our common stock was $0.64. The market price of our common stock and, if the proposed combination with the FAST division is completed, First Advantage common stock could continue to be subject to significant fluctuations as a result of numerous factors, many of which are beyond our control. Among the factors that could affect ours and First Advantage’s stock price are:

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

We risk being delisted from The Nasdaq National Market.

The closing sale price of our common stock on March 14, 2003 was $0.64 per share. To maintain listing on The Nasdaq National Market System we must maintain a trading price per share of more than $1.00. If the trading price per share of our common stock remains below $1.00, we may be delisted from the Nasdaq National Market. If we are unable to maintain compliance with the requirements for continued listing on the Nasdaq National Market, including the $1.00 minimum bid requirement, we may be subject to delisting from the Nasdaq National Market. If we are delisted from the Nasdaq National Market System, trading in our common stock, could occur, if at all, in the Nasdaq SmallCap Market, in the over-the-counter market in so-called “pink sheets” or, if then available, the OTC Bulletin Board. As a result, the holders of our common stock would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock.

In February 2001 and September 2002 we received notices from the Nasdaq Stock Market that we were not in compliance with the $1.00 minimum bid requirement for continued listing on the Nasdaq National Market and that our common stock was subject to delisting from the Nasdaq National Market. In March 2001 we participated in a hearing before the Nasdaq Listing Qualifications Panel to appeal the earlier decision to delist our common stock. In June 2001 we received a notification from Nasdaq that the Nasdaq Listing Qualifications Panel (Hearing Panel) had determined that we regained compliance with the requirements for continued listing on the Nasdaq National Market and, accordingly, determined to continue to list our common stock on the Nasdaq National Market. On October 24, 2002 we participated in another hearing before the Nasdaq Listing Qualification Panel to appeal the September 2002 decision to delist our common stock. On November 25, 2002, the Hearing Panel determined to continue the listing of US SEARCH’s securities on the Nasdaq National Market if the Company met certain conditions. The Hearing Panel has determined that US SEARCH has satisfied all conditions to date, but one such condition is that we complete the proposed combination with First American by April 7, 2003. We have requested a further extension of such condition by the Hearing Panel to allow for the proposed combination to be completed before a delisting decision is made.

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

We have incurred significant net losses and we may never achieve profitability.

We incurred significant net losses of approximately $26.4 million in 1999, $29.4 million in 2000, $11.9 million in 2001 and $24.1 million in 2002. As of December 31, 2002, we had an accumulated deficit of approximately $98.6 million. If our revenue does not grow as expected or capital and operating expenditures exceed our plans, our business, operating results and financial condition will be materially adversely affected. We cannot be certain if or when we will be profitable or if or when we will generate positive operating cash flow.

Our financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The independent accountants’ report on our financial statements as of and for the fiscal year ended December 31, 2002, included herein, includes an explanatory paragraph which states that since inception, we have incurred net operating losses and negative cash flows, and have a working capital deficit and stockholders’ deficit, that raise substantial doubt about our ability to continue as a going concern.

Our acquisition of Professional Resource Screening, Inc., and future acquisitions, could have a material adverse effect on our business, results of operations or financial condition.

In December 2001, we acquired Professional Resource Screening, Inc. The acquisition may still present numerous challenges to us, including the continued integration of the operations, technology platform and personnel of Professional Resource Screening. We may also be subject to special risks such as possible unanticipated liabilities and costs, diversion of management attention and loss of personnel. In addition, we may not achieve the revenue levels, increased earnings, profitability, efficiencies or synergies that we believe justified the acquisition. In addition, while we have no current plan to acquire any specific business or businesses, if we do not close the proposed combination with First American’s FAST division, we may, from time to time, pursue other acquisitions of businesses that complement or expand our existing business. There can be no assurance that the anticipated economic, operational and other benefits of any future acquisition will be achieved. In addition, acquisitions may involve the expenditure of significant funds and involve a number of risks, including diversion of management attention, unanticipated problems, liabilities or contingencies and risks of entering markets in which we have limited or no direct expertise. We cannot assure you that Professional Resource Screening or any businesses we acquire in the future will generate sufficient revenue to offset the associated costs or other adverse effects or that we will be able to successfully integrate or manage Professional Resource Screening. The occurrence of some or all of these events could have a material adverse effect on our business, results of operations or financial condition.

We face competition from many sources. We may be unable to successfully compete with other companies in our industry.

We operate in a number of geographic and service markets, which are fragmented and highly competitive. Currently, our competition falls into three categories:

•	free individual locator and information services, including services offered by Internet search engines, telephone companies and other third parties who publish free printed or electronic directories such as Yahoo, Inc. and Infospace, Inc.;

•	fee-based Internet search services offering comparable services, such as KnowX.com;

•	local, regional and national private investigation firms, such as Kroll Worldwide, The Proudfoot Reports division of Aon Corporation, and a significant number of companies operating on either a national scale or a local or regional basis; and the employment screening market, where our competitors include ADP, Inc., ChoicePoint, Inc., HireCheck, Inc. and General Information Services, Inc.

There are no significant barriers that would prevent new companies from entering the markets in which we operate. In addition, some of our current suppliers and companies with which we have data or advertising agreements may successfully compete with us in the future, which may make it more difficult to advertise our services effectively on their Web sites. Recently, InfoSpace, one of our advertising partners, decreased the number of impressions they are delivering to us. InfoSpace also introduced its own PeopleFinder service that competes with our people locate service. We are negotiating with InfoSpace regarding these matters, but if we are not successful in our negotiations, our business, financial condition and results of operations will be materially adversely affected.

Many of our competitors have greater financial and marketing resources than we do and may have significant competitive advantages through other lines of business, their existing client base and other business relationships. These competitors and other potential competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote more resources to developing information search services, background checks for individual or corporate clients and other risk mitigation services than we are willing or able to accomplish. In addition, our competitors or potential competitors may develop services that are superior to ours, develop services less expensive than ours or that achieve greater market acceptance than our services. We may not be able to successfully compete against our current or future competitors with respect to any of these factors. As a response to changes in the competitive environment, we may make pricing, service or marketing decisions such as reducing our prices or increasing our advertising, all of which may affect our operating results. If we are unsuccessful in responding to our competitors, our business, financial condition and results of operations will be materially adversely affected.

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

We may not be able to comply with the financial performance covenants required by our Comerica loan. If we fail to comply with the covenants and are unable to obtain waivers for any noncompliance, we may be required to repay any outstanding balances.

In September 2001, we entered into a loan and security agreement with Comerica Bank for a credit facility. The credit facility is collateralized by all of the personal property of the Company, tangible and intangible. On March 18, 2003, the Company and Comerica agreed to amend the loan agreement. The loan agreement contains significant financial covenants that require the company to satisfy operating performance criteria, achieve a minimum amount of earnings before interest, taxes, depreciation, amortization and merger expenses and not exceed a specified ratio of debt to tangible net worth. As of March 18, 2003, the Company was in compliance with or had received a waiver from Comerica of all such covenants. If we are unable to maintain compliance with or obtain waivers of these covenants in the future, Comerica may declare us to be in default of the loan agreement and we would be required to repay all amounts that had been advanced. In addition, a default under our loan agreement with Comerica could trigger a default under our $1.4 million promissory note we issued to First American in connection with signing the merger agreement for the proposed combination. If one or more of these events were to occur, our business, financial condition and results of operations could be materially adversely affected.

We may incur liability based on consumer complaints.

A substantial amount of our business involves sales of services to individual consumers. We have received customer complaints concerning the quality of our services, including complaints about the currency and/or completeness of the data returned to customers. In addition, our customers have lodged similar complaints with consumer agencies, such as the Better Business Bureau and state attorney general consumer divisions. These consumer agencies, in turn, send us an inquiry regarding the consumer complaint. Complaints to consumer agencies have declined during the last year, however, we could in the future experience similar complaints from consumers or inquiries from governmental and consumer agencies based on consumer complaints. If we are unable to resolve existing and future complaints and inquiries, we could be subject to governmental regulatory action as well as civil liability, which may have a material adverse effect on our business, financial condition and results of operations.

Our business and financial performance may suffer if we are unsuccessful in expanding our services especially those related to employment screening and risk mitigation services, to corporate and professional clients.

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

A substantial portion of our operating expenses is related to management personnel, technical development, administrative support and our advertising agreements. Some of these agreements have non-cancelable fixed terms and minimum payment obligations. As a result, a substantial portion of our expenses in any given period is fixed costs. If we are unable to generate sufficient revenues to offset our operating costs or if we are unable to lower our advertising costs to respond to lower than expected revenues, our results of operations would be materially adversely affected. Our minimum non-cancelable payments under certain distribution and marketing agreements with various Internet companies are $3.3 million and $550,000 for the years ending December 31, 2003 and December 31, 2004, respectively.

We depend on our marketing agreements with Internet companies.

An important element of our current business strategy is to maintain relationships with a number of Internet search engines and popular Web sites for advertising and to direct and attract traffic to our Web site. The most significant of these agreements are with Yahoo!, Inc. Our agreement with Yahoo! expires on February 29, 2004. Our Yahoo! agreement constitutes a significant portion of our operating expenses. If the costs associated with this advertising agreement increases, we may not be able to maintain our existing marketing relationships or enter into future marketing relationships with other Internet companies. Any termination of existing agreements or failure to enter into new agreements with Internet companies on terms favorable to us could have a material adverse effect on our business, financial condition and results of operations.

Our access to key Internet advertising depends on marketing agreements between other Internet companies that are beyond our control.

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

Our large corporate customers may not migrate to our Corporate Services Platform.

We expect that our Corporate Services Platform will enhance the fulfillment productivity and accuracy of Professional Resource Screening’s services. If a majority of Professional Resource Screening’s customers to not migrate to the Corporate Services Platform, we will not be able to achieve the efficiencies we expect, which could in turn materially adversely affect our business, financial condition and results of operations.

Service interruptions may have a negative impact on our revenues and may damage our reputation and decrease our ability to attract clients.

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

We have experienced unanticipated system interruptions in the past and, although we have upgraded our infrastructure, these interruptions may occur again in the future. During the past twelve months we have experienced one system interruption lasting more than 30 minutes as a result of a software configuration failure. We have upgraded our software and improved our monitoring capabilities to minimize the risk and impact of such failure in the future. In addition, we have experienced two limited outages as a result of Internet carrier latency. These issues are not under our control and there can be no assurance that they will not occur in the future. Substantially all of our computer and communications hardware is currently located at facilities in Southern California, which is an area susceptible to earthquakes. We do not carry business interruption insurance sufficient to compensate fully for all losses, and in some cases, any losses from any or all these types of events. The occurrence of any of these events may have a material adverse effect on our business, financial condition and results of operations.

We may be subject to federal and state laws relating to the Internet and the use of personal information and privacy rights.

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

We depend on our key management personnel for our future success.

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

The Internet may fail to support the growth of electronic commerce.

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

Our success depends on our ability to protect and enforce our trademarks and other proprietary rights.

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

Our registered trademarks include: “1-800 U.S. SEARCH”, our logo, “The Public Record Portal”, “VeroTrust”, “TrustIdentity,” “FraudIdentity,” and “Reuniting America Two People at a Time”. In addition, we have applied for a patent on our DARWIN™ technology and for registered trademark status for “US SEARCH.com” service mark in the United States and intend to pursue registration internationally through applications. Effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are made available, online or otherwise. Also, policing unauthorized use of our patent, trademark, service mark or other proprietary rights might be difficult and expensive and we may be unable to protect our brand, patents, and trademarks from third party challenges. Our brand may suffer and our business and results of operations could be materially and adversely affected if we are unable to effectively protect or enforce our patent, trademark, service marks or other proprietary rights.

We may be unable to prevent third parties from developing Web sites and acquiring domain names similar to ours.

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

We face significant security risks related to our electronic transmission of confidential information.

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

We face risks related to chargebacks processed from our merchant bank.

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

Under the terms of our Merchant Card Agreement with Visa, chargebacks as a percentage of interchange transactions must not exceed 2.5% and the ratio of customer dispute chargebacks to interchange transactions must not exceed 1%. Although our chargeback rate has periodically exceeded the permissible rates in our merchant card agreements, we have been within permissible rates and, therefore, in compliance with our Merchant Card Agreement since May 1, 2002. Loss of credit card processing rights could materially adversely affect our business and results of operations. In addition, pursuant to the terms of our bank credit facility, we agreed to reduce our chargeback rate to bring it within the permissible rates in our merchant card agreements. To accomplish this we have introduced several fraud prevention features, most notably CVV2 checks and we only accept VISA transactions, which pass these checks. CVV2 is a new authentication procedure established by credit card companies, which requires a cardholder to enter the CVV2 number (the last 3 digits after the credit card number in the signature area of the card) at transaction time to verify that the card is on hand.

We could face liability based on the nature of our services and the content of the materials that we provide which may not be covered by insurance.

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

If the proposed combination with First American’s FAST division is not completed, our certificate of incorporation, bylaws and Delaware law contain provisions that could discourage a third party from acquiring us, and consequently decrease the market value of our common stock.

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

Pequot Private Equity Fund II, L.P. (“Pequot”) currently beneficially holds approximately 54.1% of our common stock and will be able to exercise voting control over issues presented to our stockholders for approval.

We have entered into a Stockholders Agreement with Pequot and Kushner-Locke. The Stockholders Agreement provides, among other things, that Pequot and Kushner-Locke will vote the shares of capital stock held by them in favor of (i) one member of the Board of Directors being nominated by Kushner- Locke, (ii) one member, if Pequot Private Equity Fund II, L.P. owns between 10-35% of the shares of common stock issued upon conversion of the Series A-1 Convertible Preferred Stock, or two members, if Pequot Private Equity Fund II, L.P. owns at least 35% of the shares of common stock issued upon conversion of the Series A-1 Convertible Preferred Stock, of the Board of Directors being nominated by Pequot Private Equity Fund II, L.P., (iii) our Chief Executive Officer as a member of our Board of Directors, and (iv) three independent members of the Board of Directors, each of which shall be nominated for election by the consent of the Board Members nominated by Pequot and a majority of all other members of the Board of Directors other than Board Member nominated by Kushner-Locke. Consequently, Pequot is able to exercise voting control over issues presented to our stockholders for approval, including corporate transactions involving a sale of the company such as the proposed combination with First American’s FAST division. Pequot has agreed to vote its shares in favor of the proposed combination.

Our directors, executive officers and existing stockholders and their affiliates will continue to have substantial control over our company, and their interests may differ from and conflict with yours.

Our executive officers, directors and principal stockholders beneficially own, in total, 81.2% of our outstanding common stock. As a result, these stockholders may have interests that are different from and may conflict with yours, and will be able to influence matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control of our company or otherwise cause us to take action that may not be in the best interests of all stockholders, either of which in turn could reduce the market price per share of our common stock or prevent you from receiving a premium in such transaction. This concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Your ownership interest may be materially diluted upon exercise of options and warrants.

As of December 31, 2002, we had granted options and warrants to purchase an aggregate of approximately 30,227,364 shares of common stock at exercise prices ranging from $0.01 per share to $9.69 per share. To the extent that the stock options or warrants are exercised, material dilution of the ownership interest of our stockholders will occur. We also expect that in the ordinary course of our business we will issue additional warrants and grant additional stock options including, but not limited to, options granted pursuant to our stock option plans. The merger agreement with First American provides that, upon closing of the mergers contemplated by the agreement, all of US SEARCH’s outstanding options and warrants will be converted into options and warrants to purchase shares of First Advantage Class A common stock. Consequently, your ownership interest in First Advantage as a First Advantage stockholder also will be subject to dilution if and when such options and warrants are exercised.

Item 2.    Properties

Our headquarters are located in approximately 52,500 square feet of office space in Los Angeles, California. Our headquarters space is leased at a monthly rate of $91,707. The lease terminates on November 30, 2004, and we have an option to extend the lease for an additional five years. Professional Resource Screening leases approximately 26,000 square feet of office space in Concord, California at a monthly rate of $35,103. The lease terminates on October 31, 2005.

Item 3.    Legal Proceedings

In May 2001, ChoicePoint, Inc., the successor entity to DBT Online, Inc., our former data supplier, served us with a complaint that it filed against us in Palm Beach County, Florida alleging breach of contract, fraudulent misrepresentation, unjust enrichment, quantum meruit and breach of the implied covenant of good faith and fair dealing. ChoicePoint sought approximately $1.5 million relating to disputed invoices, as well as interest and attorneys’ fees. We removed this action to the United States District Court for the Southern District of Florida. The United States District Court for the Southern District of Florida ordered the matter to arbitration. In arbitration we alleged that ChoicePoint breached the contract by providing inferior data. An arbitration hearing was held in April 2002 and in June 2002 the arbitrator found that ChoicePoint had provided inferior data and awarded us a credit of $297,671 to be deducted from invoices of $1.4 million. ChoicePoint filed a motion to confirm the arbitration award and we filed a motion to modify and correct the arbitration award to provide additional credits based on a calculation error by the arbitrator. We are awaiting the District Court’s rulings on these motions. We have paid ChoicePoint $300,000 of the award. At December 31, 2002 we had approximately $780,000 accrued for this liability. To date we have incurred less than $100,000 in costs and legal fees in connection with this litigation which has been accrued and paid.

On June 25, 2002, a complaint seeking $434,000 in damages was filed against Professional Resource Screening, Inc. in Superior Court of California, County of Contra Costa, styled Wood Warren & Co. v. Professional Resource Screening, Inc., No. C02-01816, alleging breach of an oral agreement relating to fees for investment banking services in connection with the merger of Professional Resource Screening and US SEARCH, negligent misrepresentation, promissory estoppel, equitable estoppel and quantum meruit. Plaintiff Wood Warren admits that there was no written contract for investment banking services between Wood Warren and Professional Resource Screening in effect at the time of the merger. Professional Resource Screening denies that there was any oral agreement. Although it is too early to predict the outcome, the Company believes it has meritorious defenses to plaintiff’s claims.

We may from time to time become a party to various legal proceedings arising in the ordinary course of business.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is quoted on the NASDAQ National Market (“NNM”) under the symbol “SRCH.” The following table sets forth the range of high and low sale prices for the common stock, as reported on the NNM, for the periods indicated:

Common Stock	High	Low
Fiscal 2001
First Quarter (ended March 31, 2001)	$0.969	$0.188
Second Quarter (ended June 30, 2001)	$2.250	$0.350
Third Quarter (ended September 30, 2001)	$2.100	$0.630
Fourth Quarter (ended December 31, 2001)	$1.950	$0.690
Fiscal 2002
First Quarter (ended March 31, 2002)	$1.840	$0.840
Second Quarter (ended June 30, 2002)	$1.250	$0.590
Third Quarter (ended September 30, 2002)	$0.800	$0.260
Fourth Quarter (ended December 31, 2002)	$1.160	$0.190
Fiscal 2003
First Quarter (through March 17, 2003)	$0.890	$0.570

On March 17, 2003 the last sale price for our common stock was $0.63. On March 17, 2003, there were approximately 105 record holders of our common stock.

Recent Sales of Securities

In December 2001, we issued 8% Convertible Promissory Notes due December 20, 2002 in the aggregate principal amount of $3.5 million. In January 2002, we issued 8% Convertible Promissory Notes due January 17, 2003 in the aggregate principal amount of $4.6 million. In March 2002, we issued 8% Convertible Promissory Notes due December 20, 2002 in the aggregate principal amount of $6.1 million with net proceeds of $5.7 million. At the 2002 Annual Meeting of Stockholders, held on July 18, 2002, US SEARCH’s stockholders approved the issuance of the shares of common stock underlying the notes and, consequently, these notes and accrued interest automatically converted into common stock on July 18, 2002. These notes, with an aggregate principal amount of $14.2 million and accrued interest, converted into 27,864,051 shares of common stock.

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

On March 27, 2002, we entered into a waiver and amendment of our existing loan agreement with Comerica to increase size of our revolving credit line under such agreement. In connection with this amendment, we issued to Comerica a seven-year warrant to purchase 55,487 shares of our common stock at an initial exercise price of $0.85 per share. The issuance and sale of the warrant was exempt from registration requirements of the Act pursuant to Rule 506 of Regulation D promulgated thereunder.

On March 18, 2003, we again amended our loan agreement with Comerica to expand the size of our revolving credit line. The new facility matures on April 30, 2004 and is collateralized by all of the tangible and intangible personal property of US SEARCH. In connection with this amendment, we agreed to issue to Comerica a 7-year warrant to purchase shares of our common stock at a price per share equal to the closing price of such common stock on the closing date of the proposed combination with the FAST division. The number of shares subject to such warrant will be equal to the remainder of $25,000 divided by the exercise price determined at closing.

Dividends

We have never paid any cash dividends and we have no present intention to declare or to pay cash dividends. It is our present policy to retain earnings, if any, to finance the growth and development of our business.

Item 6.    Selected Financial Data

The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements of US SEARCH and related notes included elsewhere in this Annual Report. The statements of operations data for each of the years in the three-year period ended December 31, 2002, and the balance sheet data at December 31, 2001 and 2002 are derived from audited financial statements of US SEARCH, which are included elsewhere in this Annual Report. The statements of operations data for the years ended December 31, 1998 and 1999, and the balance sheet data for December 31, 1998, 1999, and 2000 are derived from audited financial statements of US SEARCH (not included in this Annual Report). Historical results are not necessarily indicative of the results to be expected in the future.

Condensed Statement of Operations Data:

Years Ended December 31,

(in thousands, except per share data)

	1998	1999	2000	2001	2002
Net revenues	$9,245	$19,541	$22,363	$18,399	$30,341
Cost of services	3,149	7,293	10,392	4,494	9,450

Gross profit	6,096	12,248	11,971	13,905	20,891
Operating expenses:
Selling and marketing (1)	7,627	22,246	25,890	10,069	11,237
General and administrative (2)	5,072	7,929	12,220	10,016	14,175
Information technology	—	1,074	3,777	4,397	3,296

Total operating expenses	12,699	31,249	41,887	24,482	28,708

Loss from operations	(6,603)	(19,001)	(29,916)	(10,577)	(7,817)
Interest expense (3)	(197)	(8,099)	(108)	(1,522)	(16,212)
Interest income	—	719	663	167	68
Other (expense) income, net	13	5	—	—	(110)

Loss before income taxes	(6,787)	(26,376)	(29,361)	(11,932)	(24,071)
Provision for income taxes	1	1	1	5	5

Net loss	$(6,788)	$(26,377)	$(29,362)	$(11,937)	$(24,076)

Net loss attributable to common stockholders	$(6,788)	$(26,377)	$(34,443)	$(24,915)	$(24,076)

Basic and diluted net loss per-share attributable to common stock holders (4)	$(0.71)	$(1.94)	$(1.93)	$(1.38)	$(0.41)

Weighted-average shares outstanding used in per-share calculation (4)	9,521,000	13,612,000	17,836,000	18,054,000	58,711,000

	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$99	$17,382	$2,831	$3,148	$2,254
Working capital (deficiency)	$(7,761)	$17,013	$(3,540)	$(9,117)	$(4,510)
Total assets	$575	$25,650	$12,015	$27,735	$31,299
Long term debt, net of current portion	$343	$37	$42	$1,810	$1,417
Total debt (5)	$4,001	$84	$1,094	$8,263	$3,208
Redeemable Series A preferred stock	$—	$—	$6,209	$—	—
Total stockholders’ equity (deficit)	$(7,749)	$19,489	$(3,141)	$10,355	$19,524

(1)	Includes non-cash charges relating to options and warrants of $627,000 in 1999 and $1,846,000 in 2000.
(2)	Includes non-cash charges relating to options and warrants of $1,190,000 in 1998 and of $1,442,000 in 1999.
(3)	Included in interest expense for 1999, 2001, and 2002 is approximately $4.6 million, $455,000 and $11,749,000 respectively, relating to beneficial conversion features, and amortization of debt issue costs of $3,098,000, $720,000, and $4,217,000 for 1999, 2001 and 2002, respectively.

(4)	For a description of the method used to compute basic and diluted net loss per share and weighted average number of shares outstanding, see Note 3 of Notes to the Financial Statements.
(5)	Total debt includes $2.6 million and $1.8 million in PRSI acquisition obligations at December 31, 2001 and 2002, respectively, and $3.1 million convertible notes payable in conjunction with the December 2001 financing at December 31, 2001.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

US SEARCH provides employment screening services to large businesses and a range of location and risk management services to consumers and small and medium sized business clients including identity verification, individual location, criminal record checks, employment and education verifications, professional reference checks, credit and motor vehicle record checks, drug screening, and pre-employment screening services. US SEARCH is able to deliver location verification and screening services through its proprietary web-based applications and patent pending US SEARCH DARWIN™ technology. US SEARCH’s services can be accessed through its websites, USSEARCH.com, ussearch.com/business or prsinet.com, or by calling toll free telephone numbers, 1-800-USSEARCH for consumers, 1-877-327-2410 for small and medium businesses or 1-800-232-0247 for large businesses.

US SEARCH’s consumer and small and medium business products provide direct (Internet and telephone) individual locator, and other public record searches to consumers and these services and pre-employment screening services to small and medium-sized businesses. US SEARCH’s business product provides employment screening and risk mitigation services to large businesses and organizations.

Due to the high level of automation, certain of US SEARCH’s services can be conducted instantly online. US SEARCH also offers assisted searches and screening services, both online and through a toll free telephone number.

Large Business Services.    US SEARCH provides large businesses, government agencies and other large employers with a variety of employment screening, background check and risk mitigation products and services via an online, web-based system that enables instant ordering and prompt delivery of results. Customers can customize their search and decision parameters online using a “drag-and-drop” browser interface. US SEARCH’s employment screening products include social security number traces, federal and state felony and misdemeanor record searches, employment and education verification, and credit histories. US SEARCH also provides character reference checks and drug screening via third party providers. In addition, US SEARCH offers a Management Services program that provides customers with an outsourced solution to background investigations, which includes analysis of developed investigation data, management of Fair Credit Reporting Act communications, legal compliance, and direct applicant contact.

Consumer-Focused Services.    US SEARCH provides consumer clients and small and medium sized businesses with a single, comprehensive access point to a broad range of information to assist them in locating individuals or to learn more information about people in their lives or with whom they do business. US SEARCH’s consumer clients can obtain public information including addresses, aliases, phone numbers, property ownership, court records, professional license verification, corporate affiliations and death record information. US SEARCH also offers nanny and contractor background check services for consumers and employment screening for small businesses.

Prices for US SEARCH’s non-instant consumer and small and medium business services have ranged from approximately $20 to $395 per search. Prices for “Instant Searches” range from approximately $10 to $15 per search. Prices for large business services range from $3 to $495. The prices for services vary based on the nature and amount of information and whether or not the search is assisted by a search specialist.

Revenue for US SEARCH’s services is recognized when the results are delivered to the client. The terms of sale do not provide for refunds after services have been delivered, however, in instances where the clients indicate that the initial search result was unsuccessful, US SEARCH may perform another search or provide a refund at the customer’s discretion. In addition, where clients desire additional information they can request to broaden the scope of their “Instant Searches” and US SEARCH applies up to a portion of the cost of the client’s “Instant Searches” towards the cost of the more comprehensive search.

US SEARCH’s cost of services consists primarily of payroll and benefits, data acquisition costs, local and long distance telephone charges associated with providing its services, and payment processing costs. US SEARCH’s cost of services is likely to increase with increasing revenue levels. US SEARCH has entered into an agreement with Confi-Check, Inc., a supplier of online public record data. This agreement, which permits US SEARCH representatives and customers access to Confi-Check’s information database, will remain in effect following the closing of the proposed combination with the FAST division. It expires in October 2003 and is renewable at US SEARCH’s option for up to five additional one-year periods. On December 31, 2002, the non-cancelable payments under this agreement were $690,000 in 2003.

US SEARCH’s operating expenses consist primarily of selling, marketing, general and administrative expenses and information technology costs. US SEARCH expects operating expenses to increase as it attempts to expand its corporate sales force and product lines.

Selling and marketing expenses are a significant portion of US SEARCH’s operating expenses. Internet advertising expenses are the most significant selling and marketing expense. US SEARCH has several cancelable and non-cancelable distribution and marketing agreements with various Internet companies including Yahoo! Inc. The terms of these agreements provide for varying levels of exclusivity and minimum and maximum fees payable based on the number of banners, buttons and text links displayed on affiliate websites. At December 31, 2002, the minimum non-cancelable payments due under these agreements were approximately $3.3 million for 2003, and $550,000 for 2004.

US SEARCH expects selling and marketing expenses to increase as it attempts to expand its products and market reach in both the consumer and business services groups.

Information technology expenses consist primarily of the compensation and benefits for employees and consultants involved in development, network administration, planning and maintenance of infrastructure. Certain costs associated with the development of software for internal use are capitalized. Information technology costs are expected to increase with the continuing development of proprietary technology.

General and administrative expenses consist primarily of compensation and related costs for administrative personnel, our occupancy costs and other overhead costs. US SEARCH expects general and administrative costs to remain flat or decrease as it continues to manage the size and growth of its organization.

Interest expense, net of interest income, consists of interest on outstanding short term and long term debt, and convertible notes payable. Interest expense also includes non-cash charges resulting from beneficial conversion features on US SEARCH’s convertible notes payable, and the amortization of discounts and issuance costs on US SEARCH’s convertible notes payable, and bank credit facility. Upon the conversion of all remaining convertible notes payable into US SEARCH’s common stock, US SEARCH recognized all remaining beneficial conversion feature charges and wrote off all remaining discounts and issuance cost related to the convertible notes payable. Consequently, US SEARCH expects interest expense to decrease.

Acquisition of Professional Resource Screening.    In December 2001, US SEARCH acquired Professional Resource Screening, Inc. Pursuant to the terms and conditions contained in the acquisition agreements, US SEARCH issued 8.8 million shares of common stock to the former shareholders of Professional Resource Screening. In addition, US SEARCH was obligated to pay to the former shareholders of Professional Resource Screening approximately $1.5 million in cash installment payments over an 18-month period and additional cash payments of approximately $1.5 million based on the cash flow of Professional Resource Screening over a 37-month period. As of December 31, 2002, US SEARCH was obligated to pay an additional $2,070,000 in cash payments to the former shareholders of Professional Resource Screening. On February 28, 2002, US SEARCH and the former shareholders of Professional Resource Screening agreed to amend the acquisition agreement to eliminate additional earn-out payments and revenue adjustments.

We incurred significant net losses of approximately $29.4 million in 2000, $11.9 million in 2001, and $24.1 million in 2002. At December 31, 2002, we had an accumulated deficit of approximately $98.6 million.

Results of Operations

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net revenues:

	Years Ended December 31,
	2000	2001	2002
Net revenues	100%	100%	100%
Cost of services	46	24	31

Gross profit	54	76	69
Operating expenses:
Selling and marketing	116	55	37
General and administrative	55	54	47
Information technology	17	24	11

Total operating expenses	188	133	95

Loss from operations	(134)	(57)	(26)
Interest expense	—	(8)	(53)
Interest income	3	1
Other expense, net	—	—	—

Loss before income taxes	(131)	(64)	(79)
Provision for income taxes	—	—	—

Net loss	(131)%	(64)%	(79)%

Comparison of the Year Ended December 31, 2002 to the Year Ended December 31, 2001

Net Revenues.    Our net revenues increased $11.9 million from approximately $18.4 million for the year ended December 31, 2001 to approximately $30.3 million for the year ended December 31, 2002, representing a 64.9% increase. Approximately $8.9 million of the increase is attributable to our acquisition of Professional Resource Screening in December 2001 and US SEARCH’s entrance into the enterprise services sector. The remaining $2.0 million increase is due to an increase in US SEARCH’s consumer services business. Through a combination of establishing new channel partnerships, strengthening existing channel partnership relationships, and implementing enhanced search technology, US SEARCH was able to increase internet traffic to its website and improve customer conversion rates for the consumer business.

Gross Profit.    Gross profit increased from approximately $13.9 million for the year ended December 31, 2001, to approximately $20.9 million for the year ended December 31, 2002, representing a 50.2% increase. Gross profit as a percentage of net revenues was approximately 69.0% and 75.6% for the years ended December 31, 2002 and December 31, 2001, respectively. The decrease in gross margin reflects the change in product mix as a result of our December 2001 acquisition of Professional Resource Screening, which has a lower gross margin than the consumer business, offset by cost reductions in our consumer business. Increased automation in our consumer business, which resulted in a reduction in direct labor expense for the consumer business, also contributed to an increase in gross profit.

Selling and Marketing Expenses.    Selling and marketing expenses increased by $1.1 million to $11.2 million for the year ended December 31, 2002 as compared to $10.1 million for the year ended December 31, 2001. The change is the net result of an increase of $1,920,000 due to the December 2001 acquisition of Professional Resource Screening, and $1,018,000 due to increased advertising costs and the addition of new Internet advertising providers, partially offset by a $1,428,000 reduction in selling and marketing payroll and payroll related expenses. There was also a net reduction of approximately $400,000 in other discretionary selling and marketing costs, consisting of miscellaneous costs such as consulting fees, travel and entertainment costs, and public relations fees. Although costs increased, selling and marketing expenses were 54.8% of net revenues for the year ended December 31, 2001 compared to 37.0% of net revenues for the year ended December 31, 2002. The decrease in the ratio of selling and marketing expenses to sales is a result of the US SEARCH’s efforts to reduce customer acquisition costs and to implement more efficient means of marketing by taking steps such as developing better channel partnerships.

General and Administrative Expenses.    General and administrative expenses increased 41.5% from approximately $10.0 million for the year ended December 31, 2001 to approximately $14.2 million for the year ended December 31, 2002. Approximately $2,180,000 of the increase in costs results from the December 2001 acquisition of Professional Resource Screening. As a result of the pending combination with the FAST division, as discussed more fully in note 18 to the financial statements, the Company incurred approximately $864,000 in merger-related costs. Additionally, US SEARCH accrued $900,000 in bonuses to certain executives pursuant to the terms of employment agreements. The Company also incurred a $794,000 increase in depreciation expense as a result of initial implementation of certain of the Company’s internally developed software. Additionally, there was a net $417,000 reduction in credit card dispute chargebacks and related chargeback fees. To achieve the reduction in chargebacks, the Company introduced several new credit card authentication procedures to verify credit card transactions. There were also decreases of approximately $260,000 in legal costs due to the settlement of certain pending litigation, and approximately $357,000 in payroll and payroll related expenses. These decreases were offset by increases of $205,000 in professional services expenses and a net $291,000 increase in other miscellaneous costs.

Information Technology Expenses.    Information technology expenses decreased from approximately $4.4 million for the year ended December 31, 2001 to approximately $3.3 million for the year ended December 31, 2002. The change is the net result of a $551,000 increase due to the December 2001 acquisition of Professional Resource Screening, primarily offset by a $1,430,000 reduction in payroll costs due to a reduction in headcount, and a $556,000 decrease in consulting costs due to implementation of certain of the Company’s internally developed software, and a net $335,000 increase in other miscellaneous costs such as systems maintenance costs.

Interest Expense.    Interest expense, was $16,212,000 for the year ended December 31, 2002 compared to interest expense of $1,522,000 for the year ended December 31, 2001. In July 2002, upon the conversion of the 8% Convertible Promissory Notes with an aggregate principal amount of $14,226,000, the Company recorded as additional interest expense a non-cash charge of $11,749,000 for a beneficial conversion feature relating to the Notes. Included in interest expense for 2002 are non-cash interest charges of $4,217,000 related to the amortization of discounts, issuance costs, and other non-cash interest on the Company’s convertible notes payable.

Included in 2001 interest expense are non-cash charges totaling $445,000 for the beneficial conversion feature associated with the Company’s convertible debt. Additionally, interest expense in 2001 includes non-cash amortization of debt issue costs for amortization of warrants issued in connection with the Company’s convertible notes payable, and other origination fees. During 2001, the Company incurred non-cash charges comprised of $250,000 associated with warrants issued in connection with the March 2001 convertible notes payable to Pequot, $367,000 of amortization of warrants we issued to our bank in connection with our line of credit facility, a $89,000 non-cash charge in connection with warrants we issued to our bank under our forbearance agreement and $14,000 of amortization charges relating to warrants issued in connection with our December 2001 convertible notes payable to Pequot.

Interest Income.    Interest income decreased from $167,000 for the year ended December 31, 2001 compared to $68,000 for the year ended December 31, 2002 because of the decrease in average available cash balances and lower interest rates. Total cash balances at December 31, 2002 were $2,829,000 compared to cash balances of $3,898,000 at December 31, 2001.

Income Taxes.    As of December 31, 2002 we had approximately $72.8 million of federal and $39.2 million of state net operating loss carryforwards to offset future taxable income. Our net operating loss carryforwards expire beginning in 2017 for federal and 2003 for state. Our ability to utilize net operating loss carryforwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, occurs in the future. We have recorded a full valuation allowance against our deferred tax assets, as we believe that it is more likely than not that the deferred tax assets will not be realized based upon our expected future results of operations.

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

Information Technology Expenses.    Information technology expenses increased from approximately $3.8 million for the year ended December 31, 2000 to approximately $4.4 million for the year ended December 31, 2001. The increase is due to increased investment in the Company’s proprietary technology and customer relationship management systems. We expect to continue investing in this technology through the remainder of 2002.

Interest Expense.    Interest expense was $1,522,000 for the year ended December 31, 2001 compared to $108,000 for the year ended December 31, 2000. Included in 2001 interest expense are non-cash charges totaling $445,000 for the beneficial conversion feature associated with the Company’s convertible debt. Additionally, interest expenses in 2001 include non-cash amortization of debt issue costs for amortization of warrants issued in connection with the Company’s convertible notes payable, and other origination fees. During 2001, the Company incurred non-cash charges comprised of $250,000 associated with warrants issued in connection with the March 2001 convertible notes payable to Pequot, $367,000 of amortization of warrants we issued to our bank in connection with our line of credit facility, a $89,000 non-cash charge in connection with warrants we issued to our bank under our forbearance agreement and $14,000 of amortization charges relating to warrants issued in connection with our December 2001 convertible notes payable to Pequot.

Interest Income.    Interest income decreased from $663,000 for the year ended December 31, 2000 compared to $167,000 for the year ended December 31, 2001 primarily because of the decrease in average available cash balances.

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

Liquidity And Capital Resources.

As of December 31, 2002, cash and cash equivalents have decreased to $2.3 million (excluding $575,000 of restricted cash pledged in part as collateral in connection with US SEARCH’s credit facility with Comerica) from $3.1 million as of December 31, 2001.

Cash used in operations decreased to $6.6 million for the year ended December 31, 2002 as compared to $8.9 million for the year ended December 31, 2001. This decrease is primarily attributable to reduced losses from operations, net of non-cash interest expense and beneficial conversion feature.

Cash used in investing activities decreased to $2.6 million for the year ended December 31, 2002 as compared to $4.2 million for the year ended December 31, 2001. This decrease is primarily attributable to reduced expenditures on purchases of computer hardware and software and development of our website compared to 2001. In addition we incurred $220,000 in Professional Resource Screening acquisition costs in connection with the acquisition of Professional Resource Screening during 2002.

Cash provided by financing activities was approximately $8.3 million for the year ended December 31, 2002. The cash provided is primarily attributable to $10.2 million in cash proceeds from issuance of our convertible notes payable, offset by $930,000 repayment of PRSI acquisition obligation, repayment of $233,000 of bank debt, repayment of $723,000 of third party notes payable and $284,000 of capital lease obligations.

In December 2001 and in the first quarter of 2002, the company received $13.9 million net proceeds from the issuance of convertible notes payable, which were subsequently converted into 27,864,051 shares of common stock during the year.

On March 27, 2002, the company’s Loan Agreement with the Bank was renewed through March 26, 2003 by Waiver and Amendment Number One. On August 7, 2002 the Loan Agreement was amended to provide a total credit extension of up to $1 million by Waiver and Amendment Number Two. The Loan Agreement was amended again on January 22, 2003 to retroactively reduce the restricted cash requirement to $550,000 at December 31, 2002 by Waiver and Amendment Number Three. Borrowings under this line shall bear interest at prime plus 2.5%, (6.75% at December 31, 2002). At various times throughout the year the Company was in violation of certain of its loan covenants related to minimum EBITDA and Debt/Tangible net worth, all violations of which the banked waived.

On March 18, 2003, the loan agreement was renewed and expanded to a $2.5 million Revolving Loan Facility. Availability under the Facility will be limited to an advance formula of up to 100% on the first $1.5 million of availability and 85% of eligible accounts receivable for amounts advanced in excess of $1.5 million up to $2.5 million. The Facility matures on April 30, 2004. The Facility is collateralized by all of the personal property of US SEARCH, tangible and intangible. Security will include a $450,000 pledged certificate of deposit. The borrowing rate is prime plus 1.50% on the first $1.5 million and prime plus 2.50% on amount above $1.5 million up to $2.5 million. The bank will receive a 7-year warrant to purchase common stock at a price per share exercise price equal to the closing price of such common stock on the date of consummation of the proposed combination with the FAST Division such that the product of such number of shares multiplied by such exercise price equals $25,000. The Company will have to meet certain operating performance, minimum EBITDA and Debt/Tangible Net Worth covenants on a monthly basis.

In December 2001, US SEARCH issued 8% Convertible Promissory Notes due December 20, 2002 in the aggregate principal amount of $3.5 million. In January 2002, we issued 8% Convertible Promissory Notes due January 17, 2003 in the aggregate amount of $4.6 million. In March 2002, we issued 8% Convertible Promissory Notes due December 20, 2002 in the aggregate principal amount of $6.1 million with net proceeds of $5.7 million. These notes converted into common stock of the company during 2002.

On January 15, 2003, as contemplated in the merger agreement with First American, First American loaned the Company $1.4 million pursuant to a subordinated secured promissory note. The note matures on June 30, 2003 and bears interest at a rate equal to the lesser of 10% or the prime rate plus 4.75%. If an uncured event of default occurs under the note, all principal and accrued interest will become immediately due and payable and the interest rate will increase to the lesser of 10% or prime plus 6.75%. If the proposed combination with the FAST division is not completed by June 30, 2003 or an event of default occurs, there is no assurance that the Company will have sufficient liquidity to repay the loan to First American.

Since inception we have experienced negative cash flows from operations. Based on our current operating plans, management believes existing cash resources, including availability under the Revolving Loan Facility and cash forecasted by management to be generated by operations will be sufficient to meet working capital and capital requirements through December 31, 2003. Also, management’s plans to attain profitability and generate additional cash flows include increasing revenues from enterprise and consumer services, focusing on cost reductions and operational efficiencies to be derived from further deployment of US SEARCH’s technologies, and launching of additional products. There is no assurance that management will be successful with these plans. Moreover, pending completion of the proposed combination with the FAST division, US SEARCH has suspended any equity raising activities. If events and circumstances occur such that US SEARCH does not complete the proposed combination with the FAST division and US SEARCH does not meet its current operating plan as expected, US SEARCH may not have sufficient liquidity to meet its obligations and, as a result the Company may need to seek additional financing. There is no assurance that such financing will be available on terms favorable to the Company or at all. Under these circumstances, US SEARCH may be required to reduce certain discretionary spending, which could have a material adverse effect on US SEARCH’s ability to achieve our intended business objectives.

Contractual Obligations and Commercial Commitments.    The following table summarizes all significant contractual payment obligations as of December 31, 2002, by payment due date:

	Payments by Period ($ Thousands)
Contractual Obligation	Total	2003	2004-2005
Bank debt	$1,162	$1,142	$20
Advertising commitments(e)	3,850	3,300	550
Capital lease obligations(d)	177	148	29
Operating lease obligations(c)	3,416	1,540	1,876
Minimum purchase commitments(b)	690	690	—
PRSI payment obligations(a)	2,070	550	1,520
Total	$11,365	$7,370	$3,995

(a)    Includes payment obligations of $1,520,000, payable in equal monthly installments of $127,000 commencing January 2004. These payments may be accelerated based on the profitability and cash flows of Professional Resource Screening.

(b)    Includes payment obligations of $690,000 to Conficheck, one of our data suppliers, payable at the rate of $69,000 per month until October 22, 2003.

(c)    Includes real property lease for payments for headquarters offices of US SEARCH and Professional Resource Screening.

(d)    Includes various equipment leases.

(e)    Includes $275,000 minimum monthly payment obligation to Yahoo! until February 29, 2004.

CRITICAL ACCOUNTING POLICIES

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 3 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K. Note that our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

•	Acquired intangibles. Our business acquisition resulted in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we may incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We periodically evaluate, at least annually, acquired businesses for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill and intangible assets associated with our acquired businesses are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

•	Income Taxes. The Company utilizes the liability method of accounting for income taxes. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

•	Legal Contingencies. We are currently involved in certain legal proceedings as discussed in Note 12 of our consolidated financial statements. While the outcome of these matters are difficult to predict, we currently believe that the loss, if any, from these proceedings will not materially exceed the amount we have accrued in the consolidated financial statements. However there is no assurance that such amounts accrued will be adequate to cover such losses upon final resolution of these matters.

Selected Quarterly Financial Data.

The following table sets forth certain unaudited financial data for the eight quarters in the period ended December 31, 2002. This data has been derived from unaudited financial statements that, in the opinion of our management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the information when read in conjunction with our annual audited financial statements and the notes thereto. Certain reclassifications have been made to prior quarters to conform with current quarter presentations. The operating results for any quarter are not necessarily indicative of the results for any future period.

	Quarter Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
	(in thousands except per share data)
Net Sales	$6,663	$7,526	$8,427	$7,725
Gross Profit	4,675	5,312	5,916	4,988
Net Loss	(2,998)	(3,714)	(14,572)	(2,792)
Loss per share basic and diluted	(0.11)	(0.14)	(0.18)	(0.03)

	Quarter Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
	(in thousands except per share data)
Net Sales	$4,941	$5,005	$4,517	$3,936
Gross Profit	3,517	3,952	3,478	2,958
Net Loss	(2,790)	(2,758)	(2,747)	(3,642)
Net loss attributable to holders	(3,029)	(15,497)	(2,747)	(3,642)
Loss per share basic and diluted	(0.17)	(0.86)	(0.15)	(0.20)

Item 7A.    Quantitative and qualitative disclosures about market risk

We considered the provision of Financial Reporting Release No. 48 “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent In Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.” We had no holdings of derivative financial instruments at December 31, 2002 and our total liabilities as of December 31, 2002 consist primarily of notes payable and accounts payable that have fixed interest rates and were not subject to any significant market risk.

Item 8.    Financial Statements and Supplementary Data

US SEARCH’s financial statements and supplementary data required by Item 8 are included in Item 15 of this Annual Report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information concerning the Directors and Executive Officers of the Company is provided below.

Directors

The Company’s Restated Certificate of Incorporation and Bylaws provide that the Board of Directors shall be divided into three classes, each class consisting, as nearly as possible, of one-third of the total number of directors, with each class having a three-year term. Vacancies on the Board may be filled only by persons elected by a majority of the remaining directors. A director elected by the Board to fill a vacancy (including a vacancy created by an increase in the number of directors) shall serve for the remainder of the full term of the class of directors in which the vacancy occurred and until such director’s successor is elected and qualified.

The Board of Directors is presently composed of six members. There are two directors in the class whose term of office expires in 2003. The nominees for election to this class are Harry B. Chandler and Lawrence D. Lenihan, Jr. If elected at the Company’s next annual meeting of stockholders, to be held only if the proposed combination with the FAST division is not completed, each of the nominees will serve until the 2006 annual meeting and until his or her successor is elected and has qualified, or until such director’s earlier death, resignation or removal.

The directors are elected by a plurality of the votes present in person or represented by proxy and entitled to vote at the meeting. Shares represented by executed proxies will be voted, if authority to do so is not withheld, for the election of the three nominees named below. In the event that any nominee should be unavailable for election as a result of an unexpected occurrence, such shares will be voted for the election of such substitute nominee as management may propose. Each person nominated for election has agreed to serve if elected, and management has no reason to believe that any nominee will be unable to serve.

Set forth below is biographical information for each person nominated and each person whose term of office as a director will continue after the 2003 Annual Meeting of Stockholders. The ages of each person is given as of March 17, 2003.

Nominees for Election for a Three-year Term Expiring at the 2006 Annual Meeting

Harry B. Chandler

Harry B. Chandler, 49, has served as one of the Company’s directors since April 1999. Mr. Chandler is president and founder of Dream City (www.dreamcity.com), the leading publisher of fine art and photography for digital monitors. Previously, Mr. Chandler served as the Executive Vice President of Overture, Inc., a Pasadena company, since March 1999. From April 1994 until March 1999, Mr. Chandler served as Director of New Business Development at the Los Angeles Times, where he was responsible for investments, acquisitions and operations of much of its Internet activities. Prior to 1994, Mr. Chandler worked in a variety of roles in the film and television businesses. Mr. Chandler holds a B.A. from Stanford University and attended UCLA Graduate School of Film/TV and Anderson School of Business.

Lawrence D. Lenihan, Jr.

Lawrence D. Lenihan, Jr., 38, has been a member of our Board of Directors since September 2000. Mr. Lenihan is a Managing Director of Pequot Capital Management, Inc. and co-head of the Pequot Venture Group. Along with Jerry Poch, Mr. Lenihan is responsible for the growth and strategic direction of the venture capital team. Mr. Lenihan joined the Pequot Family of Funds in 1996 from Broadview Associates, L.L.C. where he was a principal. Prior to joining Broadview, Mr. Lenihan held various positions within IBM. Mr. Lenihan graduated from Duke University with a B.S. in Electrical Engineering and earned his M.B.A. from the Wharton School of Business at the University of Pennsylvania.

Director Continuing in Office Until the 2004 Annual Meeting

Thomas W. Patterson

Thomas W. Patterson, 43, joined our Board of Directors in April 2001. Mr. Patterson is the Partner in Charge of Security Services for Deloitte & Touche for Europe, the Middle East, and Africa. Mr. Patterson is based in Germany and has active responsibility for D&T Security Services in 29 countries. From 1999 until this year, Mr. Patterson led the eCommerce transactions practice at KPMG Consulting, Inc. In 1998 prior to joining KPMG in 1999, Mr. Patterson managed the Certificate Authority outsource company TradeWave and from 1996-1998, Mr. Patterson was Chief Strategist for electronic commerce at IBM. Mr. Patterson has served on a number of other companies’ Board of Directors and has been an advisor to the White House, United States Congress, and the Departments of Defense, Treasury, Energy and Commerce.

Directors Continuing in Office Until the 2005 Annual Meeting

Brent N. Cohen

Brent N. Cohen, 44, has served as president and chief executive officer of US SEARCH since February 2000. In February 2001 Mr. Cohen became Chairman of the US SEARCH Board of Directors. From July 1987 through October 1998, Mr. Cohen held senior management positions with Packard Bell NEC (formerly Packard Bell Electronics), including Chief Operating Officer, Chief Financial Officer and President—Consumer and International. Subsequently, Mr. Cohen served on the board of advisors and directors of several companies from October 1998 through January 2000. From January 1980 through December 1982 and from January 1985 through June 1987 Mr. Cohen held various management positions in both the management consulting and auditing practice of Arthur Young & Company (now Ernst & Young). Mr. Cohen holds a Bachelor of Commerce degree, a Graduate Diploma in Accounting and an MBA from the University of Cape Town in South Africa. He is also a chartered accountant in South Africa.

Alan C. Mendelson

Alan C. Mendelson, 55, has been a member of our Board of Directors since February 1999. Mr. Mendelson is a senior partner of Latham & Watkins and has been with the firm since May 2000. He was previously a partner of Cooley Godward LLP from 1973 until May 2000. Mr. Mendelson served as Managing Partner of Cooley Godward’s Palo Alto office from May 1990 to March 1995 and from November 1996 to September 1997. He served as Secretary and Acting General Counsel of Amgen, Inc. from April 1990 to April 1991 and as Acting General Counsel of Cadence Design Systems, Inc. from November 1995 to June 1996. Mr. Mendelson is a member of the board of directors of QLT, Inc. and Valentis, Inc. Mr. Mendelson received an A.B. in Political Science from the University of California, Berkeley and a J.D. from Harvard Law School.

Peter Locke

Peter Locke, 59, has served as one of the Company’s directors since November 1997. From September 1998 to February 1999, Mr. Locke served as the Company’s President. Mr. Locke co-founded The Kushner-Locke Company, a feature film and television production and distribution company, with Donald Kushner in 1983. Mr. Locke has served as executive producer on substantially all of Kushner-Locke’s programming since its inception and has produced over 1,000 hours of film and television programming. Prior to 1983, Mr. Locke produced several prime-time television programs and independent feature films. Mr. Locke holds a B.A. from Syracuse University.

Board Committees and Meetings

During the fiscal year ended December 31, 2002, the Board of Directors held four regular meetings and five special meetings. The Board has an Audit Committee and a Compensation Committee.

The Audit Committee meets with the Company’s independent auditors at least annually to review the results of the annual audit and discuss the financial statements; recommends to the Board the independent auditors to be retained; outlines to the Board improvements made, or to be made, in internal accounting controls; and consults with the independent auditors and discusses with management the scope and quality of internal accounting and financial reporting controls in effect. The Audit Committee is composed of three non- employee directors: Messrs. Patterson, Chandler, and Mendelson. The Audit Committee met four times during the fiscal year ended December 31, 2002, and it did not act by unanimous written consent during the fiscal year ended December 31, 2002.

The Compensation Committee makes recommendations concerning salaries and incentive compensation, awards stock options to employees and consultants under the Company’s stock option plans and otherwise determines compensation levels and performs such other functions regarding compensation as the Board may delegate. The Compensation Committee is composed of two non-employee directors: Messrs. Lenihan and Locke. The Compensation Committee met twice during the fiscal year ended December 31, 2002, and it did not act by unanimous written consent during the fiscal year ended December 31, 2002.

During the fiscal year ended December 31, 2002, each Board member attended 75% or more of the aggregate of the meetings of the Board and of the committees on which he served, held during the period for which he was a director or committee member, respectively.

MANAGEMENT

The executive officers and key employees of US SEARCH and their ages as of March 17, 2003, are as follows:

Name	Age	Position
Brent N. Cohen	44	President, Chief Executive Officer & Director
Jeffrey R. Watts	52	Chief Financial Officer
Karol L. K. Pollock	50	Vice President—General Counsel
H. Jake Mendelsohn	46	Chief Information Officer
Irwin R. Pearlstein	61	President, Professional Resource Screening, Inc.
Robert Schwartz	42	Executive Vice President and President of Consumer and Small Business Group
Richard Heitzmann	31	Senior Vice President—Business Development
David Wachtel	43	Chief Technology Officer

Brent N. Cohen

President and Chief Executive Officer

Mr. Cohen has served as president and chief executive officer of US SEARCH since February 2000. In February 2001 Mr. Cohen became Chairman of the US SEARCH Board of Directors. From July 1987 through October 1998, Mr. Cohen held senior management positions with Packard Bell NEC (formerly Packard Bell Electronics), including Chief Operating Officer, Chief Financial Officer and President—Consumer and International. Subsequently, Mr. Cohen served on the board of advisors and directors of several companies from October 1998 through January 2000. From January 1980 through December 1982 and from January 1985 through June 1987 Mr. Cohen held various management positions in both the management consulting and auditing practice of Arthur Young & Company (now Ernst & Young). Mr. Cohen holds a Bachelor of Commerce degree, a Graduate Diploma in Accounting and an MBA from the University of Cape Town in South Africa. He is also a chartered accountant in South Africa.

Jeffrey R. Watts

Chief Financial Officer

Mr. Watts has been our Chief Financial Officer since April 2002. From 1995 to January 2002, Mr. Watts was Chief Financial Officer, Senior Vice President of Finance and Administration and Secretary of Capstone Turbine Corporation. Mr. Watts has over 20 years of experience in financial management and strategic planning for companies including IBM Corporation, Deloitte & Touche LLP, a professional services firm, and McKinsey & Company, Inc. Prior to joining Capstone Turbine Corporation, he was Senior Vice President and Chief Financial Officer of P-Com, Inc., a telecommunications equipment supplier, where he led it through various private financings, an initial public offering and its first secondary offering. He holds a BA degree in Economics from the University of California, Berkeley and an MBA from the University of Chicago.

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

H. Jake Mendelsohn

Chief Information Officer

Mr. Mendelsohn has served as Chief Information Officer of US SEARCH since May 2000. From February 1996 until March 2000 Mr. Mendelsohn was the CIO for PETsMART, a retailer of pet food and supplies in the United States and Canada, from February 1996 to March 2000. In that capacity, he directed the information technology operations, including implementation of enterprise resource planning and point of sales systems. In 1999, Mr. Mendelsohn was honored by RETAILTECH Magazine as one of the “Top 10 Retail CIOs” of the year. From 1986 to 1996, as a principal with The Windsor Park Group, a management consulting practice in Los Angeles, Mr. Mendelsohn defined and implemented information technology strategies for clients. He also directed his clients’ overall business plans, including evaluating and integrating acquired companies. Mr. Mendelsohn has also held financial management positions in the South African offices of IBM and Arthur Andersen. He graduated from the University of Cape Town with a bachelor of commerce degree and a graduate degree in accounting.

Irwin R. Pearlstein

President, Professional Resource Screening, Inc.

Mr. Pearlstein has been the President of PRSI since its inception in 1994 to specialize in pre-employment screening. From 1989 to 1994, Mr. Pearlstein owned and operated Dependable Report Services, Inc., a provider of services for the life underwriting needs of insurance company clients. From 1978 to 1991, he owned a bail bonds business that grew to nine offices with sales of $9 million annually. From 1964 to 1978, he was employed with Chamberlain Manufacturing Corporation. Mr. Pearlstein held a succession of positions at Chamberlain Manufacturing, which included controller, corporate manager of budgets and costs, production manager, assistant general manager, and general manager. Mr. Pearlstein attended Temple University where he studied accounting.

Robert Schwartz

Executive Vice President and President of Consumer and Small Business Group

Mr. Schwartz joined US SEARCH in January 2002 as our Executive Vice President. From December 2000 until December 2001, Mr. Schwartz was Managing Director of Darwin Venture Partners, a venture advisory group working with early stage companies backed by leading venture capital groups and Fortune 1000 companies. From June 2000 until December 2000 Mr. Schwartz was Managing Director of e-Colony, an Internet Capital Group incubator, where he led the venture operation team. From October 1998 until June 2000, he was Executive Vice President and General Manager of NORDSTROM.com. Beginning in 1997, Mr. Schwartz was Interim CEO of LiveBid, now an Amazon.com company. At Packard Bell NEC, from 1992 to 1997, he was Vice President of Packard Bell’s Interactive Publishing & eCommerce division. Mr. Schwartz began his career in the financial industry with Drexel Burnham Lambert, and later launched two national insurance wholesale companies, which were later acquired by Aetna and CUC. He received his BA in Economics from University of Washington. Mr. Schwartz currently sits on the advisory boards of FireClick, Made4Me, and Student Athlete Inc.

Richard Heitzmann

Senior Vice President, Corporate Development

Mr. Heitzmann has served as the Senior Vice President, Corporate Development since November 2001. Mr. Heitzmann joined US SEARCH from Pequot Ventures, the venture capital arm of Pequot Capital Management. While at Pequot Ventures from 1999 through 2001, Mr. Heitzmann was a Vice President focused on investing in and building enterprise software companies. Prior to joining Pequot Capital, he was with Nationsbanc Montgomery Securities in the Private Equity Group in 1998 and Booz-Allen and Hamilton in 1997. From 1994 until 1997 Mr. Heitzmann was involved in turnaround situations and distressed investing at Houlihan Lokey Howard and Zukin. Mr. Heitzmann received his B.S. in Business Administration from Georgetown University and his M.B.A. from the Harvard Business School.

David Wachtel

Chief Technology Officer

Mr. Wachtel has served as US SEARCH’s Chief Technology Officer since May 2000. From 1995 until May 2000 Mr. Wachtel served as the CEO of Networks Electronic Corporation, a publicly traded company specializing in engineering and manufacturing solutions for the aerospace industry, where under his supervision, the company underwent a successful turnaround. As a managing partner at InvesTech Systems, Mr. Wachtel was the chief architect and designer of all products, including TradeVision™, a portfolio management system used by a number of high profile money managers and brokers. Mr. Wachtel has also served as a technical consultant to numerous companies and government agencies including the Oracle Corporation. Mr. Wachtel earned a computer science degree from the University of Cape Town, South Africa.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “1934 Act”) requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 11.    Executive Compensation

Compensation of Directors

Since 2000, US SEARCH has not paid cash compensation to its directors for their service on the board. In recognition of the service provided by the Company’s non-employee directors during 2001 and 2002, the Company agreed to pay to each non-employee director that is asked to resign at closing of the proposed combination with the FAST division a cash payment equal to the sum of $10,000 per year of board service during 2001 and 2002 (pro-rated for partial years). Such amounts will be paid upon the Company’s receipt of such non-employee director’s resignation. In order to induce the Company’s non-employee resigning directors to continue their board service after the signing of the merger agreement through the close of the proposed combination with the FAST division, a cash payment of $5,000 will be made to such non-employee resigning directors for each quarter of their service in 2003. In addition, each non-employee director of the Company receives stock option grants under the 1999 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). Only non-employee directors of the Company are eligible to receive options under the Directors’ Plan. Options granted under the Directors’ Plan are intended by the Company not to qualify as incentive stock options under the Code.

Option grants under the Directors’ Plan are non-discretionary. Each new non-employee director who is elected or appointed for the first time will automatically be granted an option to purchase 35,364 shares of Common stock of the Company (“Initial Grants”). On the day prior to each annual meeting of stockholders of the Company, each member of the Company’s Board of Directors who is not an employee of the Company is automatically granted under the Directors’ Plan, without further action by the Company, the Board of Directors or the stockholders of the Company, an option to purchase 25,000 shares of Common stock of the Company; provided, however, that if the person has not been serving as a non-employee director for the entire period since the preceding annual meeting of stockholders, then the number of shares of Common stock subject to the option shall be reduced pro-rata for each full quarter prior to the date of grant during which the person did not serve as a non- employee director (“Annual Grants”). No other options may be granted at any time under the Directors’

Plan. The exercise price of options granted under the Directors’ Plan is 100% of the fair market value of the Common stock subject to the option on the date of the option grant. Options granted under the Directors’ Plan have a term of ten years and vest as follows:

Initial Grants vest as to  1/3rd of the shares on each anniversary of the date of grant; and Annual Grants vest as to  1/12th of the shares each month for 12 months after the date of grant. In the event the services of a holder of an option under the Director’s Plan are terminated, the holder may exercise his or her options that have vested as of the termination date only within the period of time ending on the earlier of (1) the date 12 months (18 months if the termination is as a result of the option holder’s death) following the termination of the holder’s services or (2) the expiration of the term of the option as set forth in the option agreement. All options granted under the Directors’ Plan are non-transferable.

Generally, in the event of a merger of the Company with or into another corporation or a consolidation, acquisition of assets or other change-in-control transaction involving the Company, all outstanding options under the Directors’ Plan shall be assumed by the surviving entity or the surviving entity shall substitute similar options for the outstanding options. If the surviving entity determines not to assume the outstanding options or substitute similar options therefore, then with respect to persons whose services with the Company has not terminated prior to such change-in-control transaction, the vesting of the options shall accelerate and the options terminated if not exercised prior to such transaction. In the case of the proposed combination with the FAST division, First American has agreed that all outstanding US SEARCH options will be assumed by First Advantage (the new parent entity formed in the combination) and continue to be exercisable after the proposed combination is consummated. All outstanding stock options issued to the Company’s directors pursuant to the US SEARCH Amended and Restated 1998 Stock Option Plan and all outstanding stock options issued to US SEARCH’s non-employee directors (other than Lawrence D. Lenihan, Jr.) pursuant to the Directors’ Plan will accelerate and be fully vested upon the occurrence of the proposed combination. In addition, the Company’s non-employee directors that are asked to resign at closing of the proposed combination will be able to exercise their stock options for an extended period of three years following the closing.

During the last fiscal year, the Company granted options covering 25,000 shares to each non-employee director of the Company, at an exercise price per share of $0.58. The fair market value of such Common stock on the date of each grant was equal to the exercise price per share. As of March 17, 2003 no options had been exercised under the Directors’ Plan.

Compensation of Executive Officers

Summary of Compensation

The following table shows for the fiscal years ended December 31, 2000, 2001 and 2002, compensation awarded or paid to, or earned by: (i) the Company’s Chief Executive Officer during the fiscal year ending December 31, 2002, and (ii) its other four most highly compensated executive officers at December 31, 2002 (the “Named Executive Officers”):

Summary Compensation Table

Name and Principal Position					Long-term Compensation Awards
		Annual Compensation			Securities Underlying Options
	Year	Salary		Bonus (6)
Brent N. Cohen(1) President, Chief Executive Officer and Chairman of the Board	2002 2001 2000	$ $ $	411,999 400,021 359,846	$400,000	4,940,000 2,980,000	(2)

Karol Pollock General Counsel and Secretary	2002 2001 2000	$ $ $	204,018 209,735 167,019	$50,000	250,000 198,500

David Wachtel(3) Chief Technical Officer	2002 2001 2000	$ $ $	250,000 250,021 152,500	$125,000	300,000 850,000 675,000

Jake Mendelsohn(4) Chief Information Officer	2002 2001 2000	$ $ $	250,000 250,032 158,653	$125,000	300,000 850,000 675,000

Richard Heitzmann(5) Senior Vice President	2002 2001	$ $	199,999 7,692	$100,000	1,500,000

(1)	Mr. Cohen became President and Chief Executive Officer of the Company on February 4, 2000. Mr. Cohen’s annual salary is $400,000. See “Employment Agreements.”
(2)	This includes 1,600,000 options awarded to Mr. Cohen pursuant to his employment agreement and 1,200,000 options granted in lieu of payment of cash bonus requirement of Mr. Cohen’s employment agreement.
(3)	Mr. Wachtel joined the Company effective May 1, 2000. Mr. Wachtel’s annual salary is $250,000.
(4)	Mr. Mendelsohn joined the Company effective May 1, 2000. Mr. Mendelsohn’s annual salary is $250,000.
(5)	Mr. Heitzmann joined the Company effective November 19, 2001. Mr. Heitzmann’s annual salary is $200,000.
(6)	Bonus amounts were accrued for 2002, but have not been paid as of April 1, 2003. On April 1, 2003, the Board of Directors of the Company and the executives receiving such bonuses agreed to have such bonuses paid ½ in cash and ½ in shares of US SEARCH common stock. The shares of common stock issuable in respect of the stock portion of such bonuses will be issued pursuant to the Company’s 1998 Stock Incentive Plan, as amended, and the number of shares issued will be determined by dividing the amount of the stock portion of such bonuses by the average closing price for US SEARCH common stock for the five trading days prior to and ending March 31, 2003. The cash and stock portions of such bonuses will be paid shortly following the date on which US SEARCH mails its proxy statement related to the merger agreement to US SEARCH stockholders.

Stock Option Grants and Exercises

The Company grants options to its executive officers under its Amended and Restated 1998 Stock Incentive Plan, as amended. As of March 17, 2003, options to purchase a total of 16,454,684 shares were outstanding under the 1998 Plan and options to purchase 5,545,966 shares remained available for grant thereunder.

The following tables show for the fiscal year ended December 31, 2002, certain information regarding options granted to, exercised by, and held at year-end by, the Named Executive Officers:

Option Grants in Last Fiscal Year

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in 2002(1)	Exercise Price Per Share (3)	Expiration Date	5%	10%
Brent Cohen	—	—	—	—	—	—
David Wachtel	300,000	7.1%	$1.00	2/11/2012	$188,668	$478,123
Jake Mendelsohn	300,000	7.1%	$1.00	2/11/2012	$188,668	$478,123
Richard Heitzmann	—	—	—	—	—	—
Karol Pollock	—	—	—	—	—	—

(1)	Based on options to purchase an aggregate of 4,236,788 shares of common stock granted to employees of the Company pursuant to the 1998 Amended and Restated Stock Incentive Plan and the 2000 Stock Incentive Plan during the fiscal year ending December 31, 2002, including the Named Executive Officers.
(2)	In order to comply with the rules of the Securities and Exchange Commission, the gains or “option spreads” that would exist for the respective options the Company has granted to the named executive officers are included. The Company calculates these gains based upon the closing price of our common stock on December 31, 2002 ($0.810) per share appreciating at 5% and 10% compounded annually from the date of the option grant until the termination date of the option. These gains do not represent the Company’s estimate or projection of the future common stock price.
(3)	The exercise price was equal to the fair market value of the Company’s common stock on the date of grant.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

	Number of Securities Underlying Options December 31, 2002		Value of In-the-Money Options at December 31, 2002
	Exercisable	Unexercisable	Exercisable	Unexercisable
Brent Cohen	3,861,663	4,058,337	$316,200	$620,000
David Wachtel	1,009,998	815,002	$43,400	$34,100
Jake Mendelsohn	1,019,998	805,002	$46,500	$31,000
Richard Heitzmann	406,249	1,093,751	$0	$0
Karol Pollock	379,354	119,146	$55,800	$21,700

Employment, Severance, and Change of Control Agreements

Brent N. Cohen entered into an at-will employment agreement with the Company effective December 5, 2002 for the position of President, Chief Executive Officer and Chairman of the Board, providing for, among other things, annual base compensation of $400,000 and an annual bonus of up to 100% of base salary. In addition, the agreement provides that in the event of termination without cause, resignation for good reason or in the event of a change of control of the Company in which Mr. Cohen did not have a new employment agreement within seven days of the change of control, the Company shall pay 12 months of base salary as severance, a bonus in an amount equal to 100% of base salary and immediate vesting of all unvested options. This employment agreement replaced a prior employment agreement with Mr. Cohen, which provided the same annual base compensation and bonus opportunity.

David Wachtel entered into an at-will employment agreement with the Company effective May 1, 2000 for the position of Chief Technology Officer, providing for, among other things, annual base compensation of $250,000, an annual bonus of up to 50% of annual base salary and stock options to purchase 300,000 shares of Common stock at $2.250 per share of which 30,000 shares vested on the date of grant and the remaining 270,000 shares vest in equal monthly installments over the next 36 months. In addition, Mr. Wachtel’s agreement provides that in the event of a change in control of the Company, any unvested shares subject to the option will vest immediately. In addition, the agreement provides that in the event of termination without cause or if the Company’s headquarters moves outside the County of Los Angeles, the Company shall pay 12 months of base salary as severance and a pro-rata share of any bonus due.

Jake Mendelsohn entered into an at-will employment agreement with the Company effective May 1, 2000 for the position of Chief Information Officer, providing for, among other things, annual base compensation of $250,000, an annual bonus of up to 50% of annual base salary and stock options to purchase 300,000 shares of Common stock at $2.250 per share of which 30,000 shares vested on the date of grant and the remaining 270,000 shares vest in equal monthly installments over the next 36 months. In addition, Mr. Mendelsohn’s agreement provides that in the event of a change in control of the Company, any unvested shares subject to the option will vest immediately. In addition, the agreement provides that in the event of termination without cause, the Company shall pay 12 months of base salary as severance and a pro-rata share of any bonus due.

Richard Heitzmann entered into an at-will employment agreement with the Company effective November 19, 2001 for the position of Senior Vice President, Corporate Development, providing for, among other things, annual base compensation of $200,000, incentive compensation consistent with similar situated execution and stock options to purchase 1,500,000 shares of Common stock, which options vest over four years such that 20% of the options shall vest on the first anniversary of the award date and the remaining shares vest in thirty-six equal monthly installments thereafter. Vesting of these shares may be accelerated upon achievement of certain performance objectives. In addition, the agreement provides that in the event of termination without cause, the Company shall pay three months of base salary as severance.

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

Compensation Committee Interlocks and Insider Participation

N/A

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the common stock of the Company as of March 17, 2003:

•	each stockholder who is known by us to own beneficially more than 5% of Company’s common stock;

•	each of our Named Executive Officers;

•	each of our directors; and

•	all of our directors and executive officers as a group.

Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of Company’s common stock, except to the extent authority is shared by spouses under applicable law. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Applicable percentage ownership is based on 97,022,789 shares of common stock outstanding as of March 17, 2003. In computing the number and percentage of shares beneficially owned by a person, shares of common stock subject to options and warrants issued to such person that are currently exercisable, or exercisable within 60 days of March 17, 2003, are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the addresses for each of the persons set forth below is care of USSEARCH.com Inc., 5401 Beethoven Street, Los Angeles, CA 90066 Attn: Secretary.

	Beneficially Owned (Including Shares Pursuant to Within 60 days of March 17, 2003)

Common Stock

Pequot Capital Management, Inc. (1) 500 Nyala Farm Road Westport, CT. 06880	55,066,356	55.3%

The Kushner-Locke Company (2) 11601 Wilshire Boulevard, 21st Floor Los Angeles, California 90025	6,108,080	6.3%

Irwin R. Pearlstein (3)	4,587,999	4.7%

David Pearlstein (4)	2,222,666	2.3%

Cheryl Pearlstein-Enos (4)	2,222,666	2.3%

Candlewood Capital Management LLC(10) 17 Hulfish Street, Suite 240 Princeton, NJ 08542	8,045,118	8.2%

Brent N. Cohen (5)	5,688,331	5.5%

David Wachtel (6)	1,285,165	1.3%

Jake Mendelsohn (7)	1,291,665	1.3% *

Karol Pollock (7)	418,910

Robert Schwartz (7)	234,371	*

Jeffrey R. Watts (7)	312,500	* *	%

Richard R. Heitzmann (7)	531,249

Lawrence D. Lenihan, Jr. (1)	55,066,356	55.3%	%

Peter Locke (8)	6,260,148	6.4%

Harry B. Chandler (7)	162,068	*

Alan C. Mendelson (9)	167,568	*

Thomas Patterson (7)	111,769%

All executive officers and directors as a group (12 persons)	71,529,100	65.0

*Represents	beneficial ownership of less than one percent of the common stock.

(1)	Consists of 52,520,702 shares of common stock; 2,429,820 shares of common stock issuable upon exercise of outstanding warrants; and options to purchase 115,834 shares of common stock which are exercisable within 60 days of March 17, 2003 held by Pequot Private Equity Fund II, L.P. Pequot Capital Management, Inc. holds voting and dispositive power over the shares held by Pequot Private Equity Fund II, L.P. Lawrence D. Lenihan Jr. is a Managing Director of Pequot Capital Management, Inc. and may be deemed to beneficially own the securities held by Pequot Private Equity Fund II, L.P., including the shares offered hereby. Mr. Lenihan disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(2)	The Kushner-Locke Company is in the process of reorganizing pursuant to Chapter 11 of the United States Bankruptcy Code. Alice Newhauser is the responsible officer for Kushner-Locke in the reorganization and currently holds voting and dispositive control over the shares held by Kushner-Locke.

(3)	Consists of 4,488,000 shares of common stock and options to purchase 99,999 shares of which are exercisable within 60 days of March 17, 2003.

(4)	Consists of 2,156,000 shares of common stock and options to purchase 66,666 shares of common stock which are exercisable within 60 days of March 17, 2003.

(5)	Consists of 20,000 shares of common stock and options to purchase 5,668,331 shares of common stock which are exercisable within 60 days of March 17, 2003.

(6)	Consists of 1,000 shares of common stock and options to purchase 1,284,165 shares of common stock which are exercisable within 60 days of March 17, 2003.

(7)	Consists solely of options to purchase common stock exercisable within 60 days of March 17, 2003.

(8)	Consists of 6,108,080 shares of common stock held by The Kushner-Locke Company and options to purchase 152,068 held by Mr. Locke which are exercisable within 60 days of March 17, 2003.

(9)	Consists of 15,500 shares of common stock and options to purchase 152,068 shares of common stock which are exercisable within 60 days of March 17, 2003.

(10)	Consists of 6,797,471 shares of common stock and 1,247,647 shares of common stock issuable upon exercise of outstanding warrants.

OTHER REQUIRED INFORMATION

The following table sets forth certain required information relating to the shares of Common Stock issuable on an aggregated basis under the 1998 Amended and Restated Stock Option Plan (the “1998 Plan”), the 2000 Stock Incentive Plan (the “2000 Plan”) Plan and our 1999 Non-Employee Directors Stock Option Plan, as amended (the “Directors’ Plan”).

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance, under equity compensation plans
Equity compensation plans approved by security holders(1)	17,013,400	$1.81	5,804,633
Equity compensation plans not approved by security holders(2)	2,806,945	$0.91	1,193,055

Total	19,820,345	$1.68	6,997,688

(1)	Consists of shares of common stock issued and reserved for issuance pursuant to the 1998 Plan and the Directors’ Plan.
(2)	Consists of shares of common stock issued and reserved for issuance pursuant to the 2000 Plan.

Item 13.    Certain Relationships and Related Transactions

Lawrence D. Lenihan, Jr., a member of the Board of Directors of the Company, is Managing Director of Pequot Capital Management, the general partner of Pequot Private Equity Fund II, L.P. (“Pequot”) which beneficially holds 54.1% of our outstanding common stock. In February 2001 and March 2001, the Company sold to Pequot an aggregate of $10,150,000 in principal amount of convertible promissory notes (the “7% Notes”) for $10 million in cash and the cancellation of $150,000 in other indebtedness. The 7% Notes were convertible into shares of the Company’s Series A-1 Convertible Preferred Stock upon the satisfaction of certain conditions. The 7% Notes bore interest at a rate of seven percent (7%) per annum and, if not previously converted into Series A-1 Convertible Preferred Stock, were due and payable on April 1, 2002.

On June 5, 2001, the Company issued to Pequot (i) 203,113 shares of Series A-1 Convertible Preferred Stock (the “Series A-1 Shares”) upon conversion of the 7% Notes and upon exchange of the shares of Series A Convertible Preferred Stock then held by Pequot and (ii) a ten year warrant to purchase an additional 5,000 shares of Series A-1 Convertible Preferred Stock at a price of $100 per share (the “Series A-1 Warrant”). The Series A-1 Convertible Preferred Stock had a stated value of $100 per share and was convertible into Common Stock at a conversion price of $0.48237 per share. On July 18, 2002, the Series A-1 Shares held by Pequot were converted into 42,107,303 and the Series A-1 Warrant was converted into a warrant for 1,036,549 shares of common stock.

On December 20, 2001, the Company sold to Pequot for $3.5 million an 8% Convertible Promissory Notes due December 20, 2002 in the principal amount of $3.5 million (the “December Note”) and a five year warrant to purchase up to an aggregate of 1,340,996 shares of Common Stock at an initial exercise price of $1.044 per share (the “December Warrant”). The December Note was convertible into the number of shares of Common Stock calculated by dividing the amount of principal and accrued but unpaid interest due under the December Note by the lower of (i) $0.783 and (ii) 90% of the ten day average closing bid price for the Company’s Common Stock on the Nasdaq National Market for the ten business days prior to the conversion date of the December Note. The December Note automatically converted into 6,922,399 shares of Common Stock on July 18, 2002.

Irwin R. Pearlstein, David Pearlstein and Cheryl Pearlstein-Enos (collectively, the “Pearlsteins”) together own beneficially in excess of 5% of the Common Stock of the Company as of March 17, 2003. Irwin R. Pearlstein beneficially holds 4.6%, David Pearlstein beneficially holds 2.3% and Cheryl Pearlstein-Enos beneficially holds 2.3% of our common stock as of March 17, 2003. The Pearlsteins are the former shareholders of Professional Resource Screening, Inc., a California corporation (“PRSI”). In December 2001, the Company acquired PRSI by merging it with and into US SEARCH Screening Services Inc., a wholly-owned subsidiary of the Company (“USSSS”) pursuant to an Agreement and Plan of Merger, dated as of December 28, 2001, by and among the Company, USSSS, PRSI and the Pearlsteins (the “Merger Agreement”). The Company subsequently changed the name of US SEARCH Screening Services Inc. to Professional Resource Screening, Inc. In connection with the merger, subject to terms and conditions contained in the Merger Agreement, the Company has paid the following consideration to the Pearlsteins: (i) 8,800,000 shares of our common stock (the “Stock Consideration”), and (ii) $880,000 in cash through December 31, 2002. The Company has also agreed to pay to the Pearlsteins; (a) a total of $550,000 in cash, payable in eleven equal monthly installments of $50,000; and (b) an additional $1,520,000 in cash, payable over a period of up to 25 months based upon the cash flow of PRSI. In connection with the merger, the Company granted the Pearlsteins a security interest in the capital stock of PRSI to secure payment of the consideration payable to them under the Merger Agreement.

Alan C. Mendelson, a director of the Company, is a partner at Latham & Watkins, a law firm which provides legal services to the Company. The legal fees paid by the Company to Latham & Watkins did not exceed 5% of its gross revenues for fiscal 2002.

Harry B. Chandler, a director of the Company, was formerly an Executive Vice President of Overture, Inc., a company that provides advertising services to the Company. The advertising fees paid by the Company to Overture did not exceed 5% of its gross revenues for fiscal 2002.

Robert Schwartz, an executive vice president of the Company, is on the Board of Advisors of Fireclick and is the owner of 20,000 options to purchase Fireclick stock at an exercise price of $0.90. Fireclick provides web traffic monitoring services to the Company. The fees paid by the Company to Fireclick did not exceed 5% of its gross revenues for fiscal 2002.

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

Item 14.    Controls and Procedures

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

Within 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)

(1)	The following financial statements are filed as part of this Annual Report on Form 10-K:

(b)	Reports on Form 8-K

Current Report on Form 8-K filed December 16, 2002 to report on our proposed merger with The First American Corporation.

(c)	Exhibits

See Index to Exhibits following signatures.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of US Search.com Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of US Search.com Inc. and its subsidiary at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company has incurred significant operating losses and negative cash flows from operations since inception and has negative working capital at December 31, 2002. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 24 , 2003, except for the subsequent events in

Note 16 as to which the date is April 1, 2003

US SEARCH.COM INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2001	December 31, 2002
ASSETS:
Current assets:
Cash and cash equivalents	$3,148,000	$2,254,000
Restricted cash	750,000	575,000
Accounts receivable, less allowance for doubtful accounts of $24,000 (2001) and $72,000 (2002)	696,000	1,864,000
Prepaids and other current assets	1,854,000	1,150,000

Total current assets	6,448,000	5,843,000
Property and equipment, net	9,409,000	9,028,000
Goodwill	8,648,000	13,529,000
Intangible assets, net	2,960,000	2,650,000
Other assets	270,000	249,000

Total assets	$27,735,000	$31,299,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$7,182,000	$5,604,000
Accrued liabilities	1,930,000	2,958,000
PRSI acquisition obligations, current portion	902,000	474,000
Bank debt, current portion	1,375,000	1,142,000
Notes payable, current portion	3,896,000	50,000
Capital lease obligations, current portion	280,000	125,000

Total current liabilities	15,565,000	10,353,000
PRSI acquisition obligations	1,654,000	1,370,000
Bank debt, net of current portion	—	20,000
Capital lease obligation, net of current portion	156,000	27,000
Other non-current liabilities	5,000	5,000

Total liabilities	17,380,000	11,775,000
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 1,000,000 shares; 203,113 and 0 issued and outstanding as of December 31, 2001 and 2002, respectively	—	—
Common stock, $0.001 par value; authorized 300,000,000 shares; issued and outstanding 26,183,058 as of December 31, 2001 and 97,018,716 as of December 31, 2002	26,000	97,000
Additional paid-in capital	84,847,000	118,021,000
Accumulated deficit	(74,518,000)	(98,594,000)

Total stockholders’ equity	10,355,000	19,524,000

Total liabilities and stockholders’ equity	$27,735,000	$31,299,000

The accompanying notes are an integral part of these consolidated financial statements.

US SEARCH.COM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended December 31,

	2000	2001	2002
Net revenues	$22,363,000	$18,399,000	$30,341,000
Cost of services	10,392,000	4,494,000	9,450,000

Gross profit	11,971,000	13,905,000	20,891,000
Operating expenses:
Selling and marketing	25,890,000	10,069,000	11,237,000
General and administrative	12,220,000	10,016,000	14,175,000
Information technology	3,777,000	4,397,000	3,296,000

Total operating expenses	41,887,000	24,482,000	28,708,000

Loss from operations	(29,916,000)	(10,577,000)	(7,817,000)
Interest expense (includes non-cash charges relating to warrants, beneficial conversion features, and amortization of debt issuance costs of $1,165,000 in 2001 and $15,966,000 in 2002)	(108,000)	(1,522,000)	(16,212,000)
Interest income	663,000	167,000	68,000
Other expense, net	—	—	(110,000)

Loss before income taxes	(29,361,000)	(11,932,000)	(24,071,000)
Provision for income taxes	1,000	5,000	5,000

Net loss	(29,362,000)	(11,937,000)	(24,076,000)
Beneficial conversion feature on preferred stock	(1,029,000)	—	—
Deemed dividend on exchange of preferred stock	—	(12,575,000)	—
Accretion of discount on preferred stock	(156,000)	(203,000)	—
Accrued preferred stock dividends	(142,000)	(200,000)	—

Net loss attributable to common stockholders before cumulative effect of accounting change	(30,689,000)	(24,915,000)	(24,076,000)
Cumulative effect of accounting change on beneficial conversion feature on preferred stock	(3,754,000)	—	—

Net loss attributable to common stockholders	$(34,443,000)	$(24,915,000)	$(24,076,000)

Basic and diluted net loss per share:
Net loss per share attributable to common stockholders before cumulative effect of accounting change	$(1.72)	$(1.38)	$(0.41)
Cumulative effect of accounting change on beneficial conversion feature on preferred stock	(0.21)	—	—

Net loss per share attributable to common stockholders	$(1.93)	$(1.38)	$(0.41)
Weighted-average shares outstanding used in per share calculation	17,836,000	18,054,000	58,711,000

The accompanying notes are an integral part of these consolidated financial statements.

US SEARCH.COM INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A-1 Preferred Stock		Common Stock		Additional Paid-In Capital	Unearned Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 1999	—	$—	17,421,644	$17,000	$53,790,000	$(1,099,000)	$(33,219,000)	$19,489,000
Amortization of unearned compensation	—	—	—	—	—	418,000	—	418,000
Issuance of warrants to third parties	—	—	—	—	2,179,000	—	—	2,179,000
Accretion of discount on preferred stock	—	—	—	—	(156,000)	—	—	(156,000)
Accrued preferred dividends	—	—	—	—	(142,000)	—	—	(142,000)
Forfeiture of stock options	—	—	—	—	(1,622,000)	681,000	—	(941,000)
Amendment of terms of stock options to former employee	—	—	—	—	220,000	—	—	220,000
Allocation of relative fair value to warrants issued with Series A preferred stock	—	—	—	—	3,552,000	—	—	3,552,000
Exercise of stock options	—	—	516,600	1,000	1,601,000	—	—	1,602,000
Net loss	—	—	—	—	—	—	(29,362,000)	(29,362,000)

Balance, December 31, 2000	—	—	17,938,244	18,000	59,422,000	—	(62,581,000)	(3,141,000)
Modification of employee stock options	—	—	—	—	68,000	—	—	68,000
Issuance of warrants in conjunction with bank financing	—	—	—	—	1,189,000	—	—	1,189,000
Issuance of warrants to vendors	—	—	—	—	216,000	—	—	216,000
Allocation of relative fair value to warrants issued with notes payable	—	—	—	—	250,000	—	—	250,000
Conversion of notes payable and accrued interest to Series A-1 preferred stock	103,113	—	—	—	10,311,000	—	—	10,311,000
Exchange of Series A preferred stock and cancellation of warrant for Series A-1 preferred stock	100,000	—	—	—	18,935,000	—	—	18,935,000
Deemed dividend on exchange of preferred stock	—	—	—	—	(12,575,000)	—	—	(12,575,000)
Accretion of preferred dividends and discount to preferred stock	—	—	—	—	(403,000)	—	—	(403,000)
Beneficial conversion feature on convertible notes payable	—	—	—	—	445,000	—	—	445,000
Allocation of relative fair value to warrants issued with convertible Series A-1 preferred stock	—	—	—	—	452,000	—	—	452,000
Stock issued in conjunction with acquisition of PRSI	—	—	8,148,148	8,000	6,492,000	—	—	6,500,000
Exercise of stock options	—	—	96,666	—	45,000	—	—	45,000
Net loss	—	—	—	—	—	—	(11,937,000)	(11,937,000)

Balance, December 31, 2001	203,113	—	26,183,058	26,000	84,847,000	—	(74,518,000)	10,355,000
Issuance of warrants in conjunction with Bank financing	—	—	—	—	48,000	—	—	48,000
Issuance of warrants to vendors	—	—	—	—	180,000	—	—	180,000
Allocation of relative fair value to warrants issued with convertible notes payable	—	—	—	—	1,937,000	—	—	1,937,000
Conversion of Series A-1 preferred stock to common stock	(203,113)	—	42,107,303	42,000	(42,000)	—	—	—
Conversion of notes payable and accrued interest to common stock	—	—	27,864,051	28,000	14,718,000	—	—	14,746,000
Beneficial conversion feature on convertible notes payable	—	—	—	—	11,749,000	—	—	11,749,000
Adjustment to purchase consideration	—	—	—	—	4,500,000	—	—	4,500,000
Additional stock issued in conjunction with acquisition of PRSI	—	—	651,852	1,000	(1,000)	—	—	—
Exercise of stock options	—	—	212,452	—	85,000	—	—	85,000
Net loss	—	—	—	—	—	—	(24,076,000)	(24,076,000)

Balance, December 31, 2002	—	$—	97,018,716	$97,000	$118,021,000	$—	$(98,594,000)	$19,524,000

The accompanying notes are an integral part of these consolidated financial statements.

US SEARCH.COM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

	2000	2001	2002
Cash flows from operating activities:
Net loss	$(29,362,000)	$(11,937,000)	$(24,076,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	903,000	1,468,000	3,039,000
Provision for doubtful accounts	81,000	24,000	48,000
Loss on disposal of property and equipment	149,000	—	—
Compensation charge for modification of options	—	68,000	—
Charge for warrants issued to third parties	2,179,000	12,000	—
Non-cash interest expense and beneficial conversion feature	—	1,165,000	15,966,000
Credit of unearned compensation	(303,000)	—	—
Related-party charges	—	161,000	—
Change in assets and liabilities:
Accounts receivable	9,000	(86,000)	(1,216,000)
Accounts payable and accrued expenses	2,758,000	250,000	(514,000)
Prepaid and other assets	2,525,000	4,000	104,000

Net cash used in operating activities	(21,061,000)	(8,871,000)	(6,649,000)

Cash flows from investing activities:
Additions to property and equipment	(4,798,000)	(3,740,000)	(2,348,000)
PRSI acquisition costs	—	—	(220,000)
Cash payments to PRSI	—	(470,000)	—

Net cash used in investing activities	(4,798,000)	(4,210,000)	(2,568,000)

Cash flows from financing activities:
Decrease in restricted cash	800,000	450,000	175,000
Proceeds from line of credit	—	1,418,000	—
Repayments of lines of credit	—	(600,000)	—
Repayments of bank debt	—	—	(233,000)
Repayments of third party notes payable	(373,000)	(805,000)	(723,000)
Repayments of PRSI acquisition obligation	—	—	(930,000)
Repayments of capital lease obligations	(184,000)	(354,000)	(284,000)
Proceeds from notes payable, net	—	13,500,000	10,233,000
Issuance costs relating to preferred stock	—	(256,000)	—
Proceeds from sale of Series A convertible preferred stock, net of issuance costs of $537,000	9,463,000	—	—
Proceeds from exercise of stock options	1,602,000	45,000	85,000

Net cash provided by financing activities	11,308,000	13,398,000	8,323,000

Net increase (decrease) in cash and cash equivalents	(14,551,000)	317,000	(894,000)
Cash at beginning of period	17,382,000	2,831,000	3,148,000

Cash at end of period	$2,831,000	$3,148,000	$2,254,000

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

2.    Management’s Plans:

The accompanying financial statements have been prepared assuming the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has incurred net losses of $29.4 million in 2000, $11.9 million in 2001 and $24.1 million in 2002, and has used cash in operations of $21.1 million in 2000, $8.9 million in 2001 and $6.6 million in 2002. At December 31, 2002, the Company has cash and cash equivalents of $2.3 million, a working capital deficiency of $4.5 million, an accumulated deficit of $98.6 million and stockholders’ equity of $19.5 million.

In December 2002, the Company entered into an Agreement and Plan of Merger with The First American Corporation (see Note 18).

On March 18, 2003, the Company amended its loan and security agreement with the bank to increase its revolving credit limit (see Note 16).

Based on the Company’s current operating plans, management believes existing cash resources, including the proceeds available from the amended loan and security agreement and cash forecasted by management to be generated by operations will be sufficient to meet working capital and capital requirements through December 31, 2003. Also, management’s plans to attain profitability and generate additional cash flows include, increasing revenues from enterprise and consumer services, focusing on cost reductions and operational efficiencies to be derived from further deployment of the Company’s technologies, and the launch of additional products. There is no assurance that management will be successful with these plans. However, if events and circumstances occur such that the Company does not meet its current operating plan as expected, is unable to raise additional financing, or the merger with The First American Corporation is not consummated, the Company may be required to reduce certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives and continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

US SEARCH.COM INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

At December 31, 2002 and 2001, the Company had $575,000, and $750,000, respectively, in restricted cash principally related to deposits pledged as collateral in conjunction with the Company’s credit facility with the bank.

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

Software Developed For Internal Use

The Company capitalizes costs of software, consulting services, hardware and payroll related costs incurred to purchase and develop internal-use software relating primarily to the Company’s Web site. The Company expenses costs incurred during the preliminary project assessment, research and development, reengineering, training and application maintenance phases. As of December 31, 2001 and 2002, the Company had capitalized internal-use software totaling $3,780,000, and $5,560,000 respectively. As of December 31, 2001 and 2002, accumulated depreciation on internal-use software was $68,000, and $552,000 respectively. The Company expensed $3,777,000, $4,397,000, and $3,296,000 of Web site development costs in 2000, 2001 and 2002, respectively.

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

US SEARCH.COM INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The following summarizes the stock options, warrants and convertible preferred stock excluded from the weighted-average number of shares because their effect is anti-dilutive:

	2000	2001	2002
Stock options	8,089,958	17,011,903	19,820,345
Common stock warrants	1,750,000	5,132,013	10,407,019
Preferred stock warrants	75,000	—	—
Convertible preferred stock	5,882,353	42,107,303	—

Comprehensive Income

Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income generally represents all changes in stockholders’ equity (deficit) during the period except those resulting from investments by, or distributions to, stockholders. The Company has no other comprehensive income items and accordingly net income (loss) equals comprehensive income (loss).

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation cost, if any, is recognized over the respective vesting period based on the difference on the date of grant, between the fair value of the Company’s common stock and the grant price.

The Company accounts for stock-based awards to non-employees in accordance with SFAS No. 123 and EITF 96-18. An expense is recognized for common stock, warrants, or stock options issued for services rendered by non-employees based on the estimated fair value of the security exchanged.

US SEARCH.COM INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net loss and loss per share if compensation cost for all outstanding and unvested stock options and other stock-based employee compensation awards had been determined based on their fair values at the grant date, consistent with the method prescribed by SFAS No. 123:

	Year Ended December 31,
	2000	2001	2002
Net Loss
As reported	$(29,362,000)	$(11,937,000)	$(24,076,000)
Stock-based credit included in reported net loss	(303,000)	—	—
Additional stock-based compensation expense determined under the fair value method	(3,029,000)	(3,990,000)	(6,391,000)

Pro forma	$(32,694,000)	$(15,927,000)	$(30,467,000)

Loss per share—basic and diluted
As reported	$(1.93)	$(1.38)	$(0.41)
Proforma	$(2.12)	$(1.60)	$(0.52)

SFAS No. 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options. See Note 13 for a discussion of the assumptions used in the option-pricing model and estimated fair value of employee stock options.

Because additional stock options are expected to be granted each year, the pro forma disclosures above are not representative of pro forma effects on reported financial results for future years.

Segment Reporting

The Company determines and discloses its segments in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” which uses a “management” approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. SFAS No. 131 also requires disclosures about products or services, geographic areas, and major customers. The Company’s management reporting structure provided for only one segment in 2000 and 2001, and accordingly, information for one segment, consumer-focused services, is presented for 2000 and 2001. Due to the acquisition of PRSI on December 28, 2001, the Company adopted a management reporting structure that provides for two segments in 2002: large business services and consumer-focused services, and accordingly, information for the Company’s two segments for 2002 is presented in Note 17. In addition, the Company operates only in the United States and no single customer accounts for more than 10% of revenues for any period presented.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and the tax bases of

US SEARCH.COM INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Revenue Recognition

The Company generates revenues by performing various information search services for customers. Revenue is recognized when the results of the search services are delivered to clients and after credit card authorization is obtained. The Company provides for estimated losses resulting from refunds and chargebacks resulting from disputes and complaints. The Company accrues for such estimated losses and classifies refunds as a reduction of revenues and chargebacks as a bad debt. The Company provides for estimated losses at the time of sale based on historical data that reflects known trends in the Company’s actual experience with chargebacks under the Company’s Merchant Card Agreements.

PRSI generates revenues by performing various background and pre-employment screening services for customers. PRSI’s services include reference checks, drug testing, credit checks, pre-employment and background checks through the use of publicly available information. Revenue is recognized upon the delivery of the results of the background and pre-employment checks, by mail, fax, and/or online, to the customer’s final site and the completion of related PRSI obligations, if any, provided that persuasive evidence of an arrangement exists, the fee is fixed and determinable and collectability is deemed probable.

Advertising Costs

Advertising production costs are expensed the first time the advertisement is run. Media costs are expensed in the month the advertising appears. Advertising expense was $21,836,000 for 2000 (including a non-cash charge of $2,179,000 related to warrants granted in connection with the restructuring of an on-line advertising agreement), $5,723,000 for 2001, and $6,910,000 for 2002.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which became effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires companies to complete a transitional goodwill impairment assessment. In conjunction with the December 28, 2001 acquisition of PRSI, the Company recorded $2,960,000 of intangibles and $8,648,000 in goodwill. As discussed more fully in note 10, during 2002, goodwill increased by $4,881,000 to $13,529,000 at December 31, 2002. Approximately $4,500,000 of additional goodwill was recorded upon the resolution of PRSI purchase price contingencies, and an additional $381,000 of goodwill was recorded to reflect adjustments to the fair values of PRSI assets acquired and liabilities assumed and additional acquisition related costs. The Company performed an initial review of goodwill and other intangibles in 2002 and plans to perform an annual impairment review thereafter. No goodwill impairment was indicated in connection with the annual valuation in accordance with SFAS 142, since the fair value of the PRSI reporting unit was determined to be greater than the carrying value of goodwill and other intangibles.

In August 2001, the FASB issued SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets,

US SEARCH.COM INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

including discontinuance of operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets for Long-Lived Assets to Be Disposed of and APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted and, in general, are to be applied prospectively. The adoption of SFAS 144 did not have a significant impact on the financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when it is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Under SFAS No. 146, an entity may not restate its previously issued financial statements. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation— Transition and Disclosure, an amendment of SFAS No. 123.” SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to that statement’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provision of SFAS No. 123 and APB No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies about the method of accounting for stock-based compensation and the effects of the method on reported net income and earnings per share in annual and interim financial statements. The transition and disclosure provisions of this statement are effective for financial statements for fiscal years ending after December 15, 2002. The Company has continued to use the intrinsic value method of accounting for stock-based compensation in accordance with APB Opinion No. 25. The Company has made certain disclosures required by SFAS No. 148 in the consolidated financial statements for the year ended December 31, 2002 and will begin making the additional disclosures required by SFAS No. 148 in the first quarter of 2003. Accordingly, adoption of SFAS No. 148 will not impact the Company’s financial position or results of operations.

Reclassifications

Certain reclassifications have been made to prior years to conform with current year presentation.

4.    Concentrations of Risk:

Credit Risk

Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company maintains cash and cash equivalents with various domestic financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. From time to time, the Company’s cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation (FDIC) insurance limits.

The Company’s customers are concentrated in the United States. The Company extends different levels of credit to customers, does not require collateral, and maintains reserves based upon the expected collectability of accounts receivable. The financial loss, should a customer be unable to meet its obligation to the Company, would be equal to the recorded accounts receivable. As of December 31, 2001 and 2002 no customer represented

US SEARCH.COM INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

10% or more of gross accounts receivable. For the years ended December 31, 2000, 2001, and 2002 no single customer exceeded 10% of net revenues of the Company.

Business Risk

The Company provides services to its customers using internal and external computer systems. Operations are susceptible to varying degrees of physical and electronic security as well as varying levels of internal support. A disruption in security or internal support could cause a delay in the Company’s performance of services that would adversely affect operating results.

The Company is dependent on a limited number of third party database and other information suppliers. If one or more of the Company’s suppliers terminates our existing agreements, the Company might not be able to obtain new agreements with third party suppliers on terms favorable to the Company or at all, which would adversely affect operating results.

5.    Prepaids and other current assets:

Prepaids and other current assets are comprised of the following:

	December 31,
	2001	2002
Debt issuance costs, net of accumulated amortization of $367,000 (2001) and $1,021,000 (2002)	$733,000	$127,000
Prepaid insurance	255,000	342,000
Prepaid maintenance services	333,000	116,000
Prepaid advertising	250,000	345,000
Other	283,000	220,000

Total	$1,854,000	$1,150,000

6.    Property and Equipment:

Property and equipment is comprised of the following:

	December 31,
	2001	2002
Computer and office equipment	$4,372,000	$4,589,000
Purchased software	2,358,000	2,630,000
Internally developed software	3,780,000	5,560,000
Furniture and fixtures	359,000	412,000
Leasehold improvements	1,002,000	1,011,000

	$11,871,000	$14,202,000
Less: accumulated depreciation, including capital lease amortization of $447,000 (2001) and $802,000 (2002)	2,462,000	5,174,000

Property and equipment, net	$9,409,000	$9,028,000

Included in property and equipment is equipment purchases under capital leases totaling $1,391,000 in 2001 and 2002. Depreciation expense totaled $903,000, $1,468,000, and $2,712,000 for 2000, 2001, and 2002, respectively

US SEARCH.COM INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

7.    Accrued Liabilities:

Accrued liabilities are comprised of the following:

	December 31,
	2001	2002
Sales and payroll taxes	$57,000	$277,000
Accrued vacation and payroll	914,000	959,000
Accrued bonuses		900,000
Accrued professional fees	43,000	135,000
Severance	198,000	16,000
Litigation	100,000	160,000
Other accrued expenses	618,000	511,000

	$1,930,000	$2,958,000

8.    Notes Payable:

As of December 31, 2001 and 2002, notes payable comprised of the following:

	December 31,
	2001	2002
Convertible notes payable to Pequot Private Equity Fund II, L.P.; issued February and March 2001; converted June 2001	$—	$—
Convertible notes payable to Pequot Private Equity Fund II, L.P.; issued December 2001; converted July 2002	3,031,000
Other convertible notes payable	100,000	—
Convertible notes payable to various investors; issued January 2002; converted July 2002	—	—
Convertible notes payable to various investors; issued March 2002: converted July 2002	—	—
Notes payable to various individuals bearing interest at 10% per annum and repayable in full on demand	50,000	50,000
Note payable to vendor net of discount of $74,000. The note bore interest at a rate of prime +1% (5.75% at December 31, 2001). Note was payable in monthly installments of $100,000 beginning July 2002.	500,000	—
Vendor financing notes payable	215,000	—

Total notes payable	3,896,000	50,000
Less current portion	3,896,000	50,000

Notes payable, net of current portion	$—	$—

In February 2001 and March 2001, Pequot Private Equity Fund II, L.P. (“Pequot”) advanced the Company an aggregate of $10,000,000 from the issuance of $10,150,000 of promissory notes that were convertible into Series A-1 Convertible Preferred Stock. The promissory notes bore interest at a rate of seven percent (7%) per annum. On June 5, 2001, the promissory notes and accrued interest and a previously issued Series A Preferred Stock were converted to 203,113 shares of Series A-1 Preferred Stock with a conversion price of $0.48237 per common share. The Company recorded as additional interest expense a non-cash charge of $445,000 for a contingent beneficial conversion feature (“BCF”) relating to the March 2001 note. The BCF was computed based

US SEARCH.COM INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

on the difference between the effective conversion price per share and the fair value of the common stock on the commitment date of the March 30, 2001 note, multiplied by the most beneficial number of shares into which the promissory note was convertible. To induce Pequot to advance the purchase price of the Series A-1 Convertible Preferred Stock in the form of the promissory notes, the Company agreed to issue to Pequot a warrant to purchase up to 5,000 shares of the Series A-1 Convertible Preferred Stock at an initial purchase price of $100 per share. In accordance with Accounting Principles Board (APB) Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, the relative fair value of the warrants of $250,000 was recorded as additional debt issuance costs in the second quarter of 2001.

In December 2001, the Company issued, to Pequot, a $3,500,000 promissory note. The promissory note bore interest at a rate of eight percent (8%) per annum and, if not previously converted into common stock, was due and payable on December 20, 2002. The note and accrued interest were converted on approval by the shareholders in July 2002 into 6,922,399 shares of common stock. The conversion price was the lower of (a) $0.783 or (b) 90% of the 10-day average closing bid price of the Company’s common stock prior to the date the Company received approval from its stockholders for the transaction ($0.5292). In connection with this note, the Company issued to Pequot a warrant to purchase 1,340,996 shares of common stock at an exercise price of $1.044 per share. The warrants expire on December 20, 2005. The Company recorded legal expenses of the offering of approximately $40,000 as a discount to the note.

In January 2002, the Company issued, to various unaffiliated investors, 8% Convertible Promissory Notes due January 17, 2003 in the aggregate principal amount of $4,651,000 and four year warrants to purchase up to an aggregate of 1,782,176 shares of common stock at an initial exercise price of $1.044 per share. These notes and accrued interest automatically converted into 9,143,181 shares of common stock at the conversion price of $0.5292 on approval of the shareholders on July 18, 2002.

In March 2002, the Company issued, to various unaffiliated investors, 8% Convertible Promissory Notes due December 20, 2002 in the aggregate principal amount of $6,075,000 ($5,700,000 in proceeds net of issuance costs) and five year warrants to purchase up to an aggregate of 2,144,118 shares of our common stock at an initial exercise price of $1.044 per share. The Company also issued warrants to purchase 714,706 shares of common stock at an exercise price of $0.85 per share to the principals of the offering placement agent. These notes and accrued interest automatically converted into 11,798,470 shares of common stock on approval of the shareholders on July 18, 2002. In July 2002, the Company issued additional warrants to purchase 142,464 shares of common stock at an exercise price of $1.044 per share to the investors in the convertible notes payable.

In accordance with APB Opinion No. 14, the Company allocated the relative fair value of the warrants issued in conjunction with the December, January and March notes (the “Notes”) of $452,000 and $730,000 and, $892,000, respectively as a discount on the notes payable. Warrants issued to the placement agent had a fair value of $315,000. The discounts were recorded as interest expense over the terms of the notes. During 2001 and 2002, the Company recorded $14,000 and $2,375,000 as additional interest expense.

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

The terms of a note payable to a vendor, with a carrying value of $500,000 at December 31, 2001, provided that in the event that the Company closed a financing, as defined, in excess of $10,000,000, the then outstanding balance became due within 90 days after the financing. In connection with the renegotiation of this debt, the Company issued a ten-year warrant to purchase 80,000 shares of common stock at an exercise price of $0.01 per share. The Company recorded the fair value of the warrants of $74,000 as a discount to the note payable. During the year ended December 31, 2002, the Company obtained financing in excess of $10,000,000, and entered into an agreement to settle the note payable for $525,000. The settlement agreement resulted in a gain of $61,000 which was recorded in the accompanying statement of operations during the year ended December 31, 2002.

9.    Bank Debt:

In September 2001, the Company entered into a loan and security agreement (“Loan Agreement”) with a bank. On March 27, 2002 the company’s Loan Agreement with the bank was renewed through March 26, 2003 by Waiver and Amendment Number One. On August 7, 2002 the Loan Agreement was amended to provide a total credit extension of up to $1 million by Waiver and Amendment Number Two. The Loan Agreement was amended again on January 22, 2003 to retroactively reduce the restricted cash requirement to $550,000 at December 31, 2002 by Waiver and Amendment Number Three. Borrowings under this line at December 31, 2002 totaled $1,162,000 and bore interest at prime plus 2.5%, (6.75% at December 31, 2002). At various times throughout the year the Company was in violation of certain of its loan covenants related to minimum EBITDA and Debt/Tangible Net Worth, all violations of which the banked waived. As of December 31, 2002, the line was fully utilized.

The Company was in compliance with or had received a bank waiver of covenants at December 31, 2002.

On March 18, 2003, the loan was renewed and expanded to a $2.5 million Revolving Loan Facility. Availability under the Facility will be limited to an advance formula of up to 100% on the first $1.5 million of availability and 85% of eligible accounts receivable for amounts advanced in excess of $1.5 million up to $2.5 million. The Facility matures on April 30, 2004. The Facility is collateralized by all of the personal property of US SEARCH, tangible and intangible. Security will include a $450,000 pledged certificate of deposit, considered restricted cash. The borrowing rate is prime plus 1.50% on the first $1.5 million and prime plus 2.50% on amount above $1.5 million up to $2.5 million. The bank will receive a 7-year warrant to purchase common stock at a price per share exercise price equal to the closing price of such common stock on the date of consummation of the merger such that the product of such number of shares multiplied by such exercise price equals $25,000. The company will have to meet certain operating performance, minimum EBITDA and Debt/Tangible Net Worth covenants on a monthly basis.

In connection with the Loan Agreement, during 2001, the Company issued the bank a warrant to purchase 3,750 shares of the Company’s Series A-1 Convertible Preferred Stock with an exercise price of $100 per share. On conversion of the Series A-1 Convertible Preferred Stock to common stock in July 2002, the bank warrant converted to a warrant to purchase 777,412 shares of the Company’s common stock at a price of $0.48237 per share. The warrant expires on September 12, 2008.

During 2001, in connection with a forbearance agreement, the Company also issued the bank a warrant to purchase 121,328 shares of the Company’s common stock with an exercise price of $0.783 per share. As a result of the issuance of the warrant, the Company recorded a non-cash charge of $89,000 which is included in interest expense for 2001. The warrant expires on December 28, 2008.

In connection with an amendment to the loan and security agreement in April 2002, the Company agreed to issue the bank a warrant to purchase 55,487 shares of the Company’s common stock at an exercise price of $0.85 per share. The warrant expires on March 14, 2007. As a result of the issuance of the warrant, the Company recorded a non-cash charge of $48,000, which is included in debt issuance costs for the period ended December 31, 2002.

As a result of the issuance of warrants, the Company recorded debt issuance costs of $4.1 million and $48,000 during 2001 and 2002, respectfully, which are being amortized over the life of the facility. For the years ended December 31, 2001 and 2002, debt issuance costs of $367,000 and $655,000, respectfully, were amortized.

US SEARCH.COM INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

10.    Acquisition of Professional Resource Screening, Inc.

On December 28, 2001, the Company acquired 100% of the securities of PRSI, a privately held background screening company. The acquisition was accounted for under the purchase method of accounting. The purchase price of $14,353,000 consisted of the present value of future installment obligations made to the selling shareholders, common stock and advances made to PRSI. The PRSI Merger Agreement (the “PRSI Merger Agreement”) also provided for an earn out whereby the selling shareholders of PRSI may be eligible for up to $1,500,000 in additional consideration after meeting certain profitability and revenue targets during the fiscal years 2002, 2003, and 2004. For the fiscal year ended December 31, 2002, the revenue and profitability targets were not met and, consequently, no amounts have been recorded for the earn out contingency.

In accordance with the PRSI Merger Agreement, on December 28, 2001, the Company issued 8,148,148 shares of common stock to the selling shareholders. The Company was also required to issue additional stock consideration on January 30, 2002, in the event that the Company’s share price was below $1.35. On January 31, 2002, the Company issued an additional 651,852 shares of common stock. The fair value of the stock consideration of $11,000,000 was determined in accordance with EITF 97-15 “Accounting for Contingency Arrangements Based on Security Prices in a Purchase Business Combination” based on an amount equal to the lower of the target value of $11,000,000 and the maximum number of shares that could have been issued multiplied by the fair value per share at the date of acquisition. A total of 2,050,587 of the 8,148,148 shares issued on December 28, 2001, and all of the 651,852 shares issued on January 31, 2002 were placed into escrow pending finalization of the revenue contingency discussed below.

At December 28, 2001, the purchase price of $14,353,000 was reduced by the portion of the stock consideration that was considered to be conditionally issued pending the outcome of a revenue contingency. The PRSI Merger Agreement provided that in the event PRSI fiscal year 2002 net revenues, as defined, were less than $9,000,000, the selling shareholders would be required to return $500,000 plus any shortfall in revenues below $9,000,000 in cash or company stock. In accordance with SFAS No. 141, the Company did not record $4,500,000 of the purchase price representing that portion of the purchase price which was deemed contingent. As of December 28, 2001, management determined that achieving a revenue threshold above $5,000,000 could not be determined beyond a reasonable doubt, as specified in SFAS No. 141. During the year ended December 31, 2002, PRSI achieved the $9,000,000 revenue threshold, as defined, and, upon the resolution of this contingency, the Company increased goodwill by $4,500,000.

During the year ended December 31, 2002, the Company also recorded additional goodwill of $381,000 to reflect adjustments to the fair values of assets acquired and liabilities assumed in connection with PRSI acquisition and additional purchase costs. No goodwill from the acquisition of PRSI is deductible for tax purposes.

As discussed in Note 16, on February 28, 2003 the Company and Professional Resource Screening agreed to amend the PRSI Merger Agreement to, among other things, eliminate the $1,500,000 earn out contingency and release all amounts held in escrow at December 31, 2002 to the selling shareholders.

US SEARCH.COM INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The purchase price was determined as follows at December 28, 2001:

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

Identifiable intangible assets are comprised of customer lists of $2,900,000 and a covenant not to compete of $60,000, which are being amortized on a straight-line basis over a 10 and 3-year period, respectively. Amortization expense for the year ended December 31, 2002 was $310,000. The expected aggregate amortization of unamortized intangible assets is $310,000 (2003), $310,000 (2004), $290,000 (2005), $290,000 (2006) $290,000 (2007) and $1,160,000 thereafter.

In connection with the PRSI Merger Agreement, the Company will make installment payments totaling $3,000,000. The installment obligations of $3,000,000 bear no interest, and was discounted by $444,000. Principal reductions of approximately $930,000 were made during 2002, and the remaining installment obligations mature as follows:

Years Ending December 31,
2003	$550,000
2004	1,520,000

Total	2,070,000
Less amount representing interest	(226,000)

1,844,000
Less current portion	474,000

Non-current portion	$1,370,000

Installment obligations of $1,520,000 may be accelerated in the event of PRSI achieving certain profitability and cash flow milestones.

US SEARCH.COM INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The results of operations of PRSI have been included in the Company’s consolidated results from the acquisition date, which for administrative purposes was as of December 31, 2001. The following unaudited pro forma information presents a summary of the consolidated results of the Company and PRSI had the acquisition occurred on January 1, 2001:

2001
Net revenues	$26,382
Net loss	$(12,910)
Net loss attributable to common stockholders	$(25,888)
Loss per share attributable to common stockholders	$(0.96)

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

11.    Related-Party Transactions:

As discussed in Note 10, in accordance with the terms of the Merger Agreement, on December 28, 2001, the Company issued 8,148,148 shares of common stock to the former shareholders of PRSI. Pursuant to the terms of the Merger Agreement, on January 31, 2002 the Company issued an additional 651,852 shares of common stock to the former shareholders of PRSI.

As discussed in Note 10, in connection with the acquisition of PRSI, the Company recorded discounted acquisition obligations of $2,556,000, representing the present value of future installment obligations to be made to the selling shareholders. During the year ended December 31, 2002, the Company made installment payments of $930,000 to the former shareholders of PRSI. Following the merger, the selling shareholders became employees of the Company.

A member of the Board of Directors of the Company is Managing Director of Pequot Capital Management, the general partner of Pequot Private Equity Fund II, L.P. (“Pequot”), a significant stockholder of the Company’s outstanding common stock.

As discussed in Note 8, on July 18, 2002, Pequot, the holder of the 203,113 shares of Series A-1 Convertible Preferred Stock, elected to convert all of its Series A-1 Convertible Preferred Stock into common stock. The conversion price of the Series A-1 Convertible Preferred Stock was $0.48237 per share, which resulted in the issuance of an aggregate of 42,107,303 shares of common stock upon conversion of the Series A-1 Convertible Preferred Stock.

As discussed in Note 8, on December 20, 2001, the Company sold to Pequot for $3,500,000 an 8% Convertible Promissory Note due December 20, 2002 in the principal amount of $3,500,000, and a four year warrant to purchase up to an aggregate of 1,340,996 shares of common stock at an initial exercise price of $1.044 per share. On July 18, 2002, these notes automatically converted into common stock pursuant to the terms of the underlying agreement. The conversion price of these notes was $0.5292 per share, which resulted in the issuance of an aggregate 6,922,399 shares of common stock upon conversion of these notes and the related accrued interest.

A director of the Company is a partner at a law firm that provides legal services to the Company. The Company incurred legal fees of $351,000, $301,000 and $1,090,000 to the law firm during the years ended

US SEARCH.COM INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001, and 2002, respectively. As of December 31, 2001 and 2002, liabilities of $459,000 and $819,000, respectively, are due to the law firm.

A director of the Company was the Executive Vice President of an internet search provider which provided advertising services to the Company. During the years ended December 31, 2001 and 2002, the Company incurred $12,000 and $291,000, respectively, in costs to the internet search provider. As of December 31, 2001 and 2002, no amounts were due to this entity

A director of the Company is a partner at a consulting firm that provides consulting services to the Company. During the year ended December 31, 2002, the Company incurred costs of $138,000 for consulting services from this consulting firm. As of December 31, 2002, $138,000 was due to this consulting firm.

An executive vice president of the Company is on the Board of Advisors of a web traffic monitoring service, and is the owner of 20,000 options to purchase stock at an exercise price of $0.90 per share in this entity. During the year ended December 31, 2002, the Company incurred costs of $4,200 to this entity for web traffic monitoring services. At December 31, 2002, liabilities of $4,200 are due to this entity.

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

Rent expense pertaining to all operating leases for the years ended December 31, 2000, and 2001 and 2002 was approximately $937,000, $1,050,000, and $1,600,000, respectively.

The future minimum lease payments under capital leases and noncancellable operating leases at December 31, 2002, are as follows:

Years Ending December 31,	Capital Leases	Operating Leases
2003	$148,000	$1,540,000
2004	25,000	1,484,000
2005	4,000	392,000

Total minimum obligations	177,000	$3,416,000

Less interest	(25,000)

Present value of minimum obligations	152,000
Less current portion	125,000

Non-current obligations at December 31, 2002	$27,000

Employment Agreements

The Company has entered into employment agreements with certain key management. The agreements provide for base salaries ranging from $100,000 to $400,000, eligibility for options, performance bonuses and

US SEARCH.COM INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

severance payments. In the year ended December 31, 2001, in connection with the termination of a key executive, the Company modified the terms of an option agreement. In connection with the modification, the Company recorded a non-cash charge of $68,000 in the accompanying statement of operations during 2001.

Pursuant to the terms of the employment agreements, for the year ended December 31, 2002, the Company accrued performance bonuses of $900,000 for certain executives.

Strategic Alliance Commitments

The Company has several cancelable and non-cancelable distribution and marketing agreements with various Internet companies. Terms of these agreements provide for varying levels of exclusivity and minimum and maximum fees payable based on the number of banners, buttons and text links displayed on affiliate web sites. The Company’s minimum non-cancelable payments under these agreements is $3,300,000 for the year ending December 31, 2003 and $550,000 for the year ending December 31, 2004.

Purchase Commitments

The Company has entered into an agreement with a supplier of online public record data. The minimum non-cancelable payments under this agreement are $690,000 in 2003. In connection with this agreement, the Company issued a five-year warrant to purchase 250,000 shares of common stock at an exercise price of $0.84 per share.

Litigation

In May 2001, ChoicePoint, Inc., the successor entity to DBT Online, Inc., our former data supplier, served the Company with a complaint filed in Palm Beach County, Florida alleging breach of contract, fraudulent misrepresentation, unjust enrichment, quantum meruit and breach of the implied covenant of good faith and fair dealing. ChoicePoint sought approximately $1.5 million relating to disputed invoices, as well as interest and attorneys’ fees. The Company removed this action to the United States District Court for the Southern District of Florida. The United States District Court for the Southern District of Florida ordered the matter to arbitration. In arbitration the Company alleged that ChoicePoint breached the contract by providing inferior data. The arbitration was concluded in April 2002 and in June 2002 the arbitrator found that ChoicePoint had provided inferior data and awarded the Company a credit of $297,671 to be deducted from invoices of $1,418,731. ChoicePoint filed a motion to confirm the Arbitration Award and the Company filed a motion to modify and correct the Arbitration Award to provide additional credits because of a calculation error by the Arbitrator. The Company is awaiting rulings on these motions. The Company has paid ChoicePoint $300,000 of the award. At December 31, 2002 the Company has approximately $780,000 accrued for this liability in accounts payable.

On June 25, 2002, a complaint seeking $434,000 in damages was filed against Professional Resource Screening, Inc. in Superior Court of California, county of Contra Costa, styled Wood Warren & Co. v. Professional Resource Screening, Inc., No. C02-01816, alleging breach of an oral agreement relating to fees for investment banking services in connection with the merger of Professional Resource Screening and US SEARCH, negligent misrepresentation, promissory estoppel, equitable estoppel and quantum meruit. Plaintiff Wood Warren admits that there was no written contract for investment banking services between Wood Warren and Professional Resource Screening in effect at the time of the merger. Professional Resource Screening denies that there was any oral agreement. Although it is too early to predict the outcome, the Company believes it has meritorious defenses to plaintiff’s claims.

US SEARCH.COM INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

From time to time, the Company has been party to other litigation and administrative proceedings relating to claims arising in the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Series A Preferred Stock

On September 9, 2000, the Company issued 100,000 shares of Series A mandatorily redeemable preferred stock (“Series A Preferred Stock”), stated value $100 per share, and warrants to purchase 75,000 of Series A Preferred Stock to an investor for gross proceeds of $10 million. The warrants were exercisable for $100 per share at any time from the date of issuance through September 2005. The investor was also required to purchase in a second tranche an additional 100,000 shares of Series A Preferred Stock for $100 per share in the event the Company met certain performance metrics and other requirements. In February and March 2001, the net proceeds of the second tranche totaling $10 million were received by the Company in the form of convertible notes payable. The notes were converted into Series A-1 convertible preferred stock in June 2001 as discussed below.

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

During the third quarter ended September 30, 2000, the Company recorded a non-cash charge to the net loss attributable to common stockholders of $1,029,000 relating to a beneficial conversion feature (“BCF”). The beneficial conversion feature was computed based on the difference between the fair market value of the stock on the date of close of the agreement ($1.875 on September 9, 2000) and the conversion price of $1.70, multiplied by the number of shares into which the preferred stock is convertible.

During the fourth quarter of 2000, the EITF issued EITF Abstract No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” which included guidance on the computation of BCFs. Pursuant to EITF 00-27, the Company was required to record as a cumulative adjustment in the fourth quarter an additional BCF of $3,754,000 as a charge to net loss attributable to common stockholders for a change in the accounting for the computation of BCFs. Under the revised guidance of EITF 00-27, the BCF was computed based on the difference between the fair market value of the stock on the date of close and the effective conversion price multiplied by the most beneficial number of common shares into which the Series A Preferred Stock is convertible. The effective conversion price is determined by dividing the relative fair value allocated to the Series A Convertible Preferred Stock by the most beneficial number of shares on the closing date of the preferred stock that the preferred stock was convertible into.

US SEARCH.COM INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Series A-1 Convertible Preferred Stock

On June 5, 2001 the Company issued 203,113 shares of the Company’s newly issued Series A-1 Convertible Preferred Stock (the “Series A-1 Preferred”) and a warrant to purchase an additional 5,000 shares of Series A-1 Preferred (the “Series A-1 Warrant”). The Series A-1 Preferred and the Series A-1 Warrant (collectively, the “Securities”) were issued pursuant to a Preferred Stock Exchange and Purchase Agreement by and between the Company and Pequot (the “Agreement”). The Series A-1 Convertible Preferred Stock had a stated value of $100 per share, a par value of $0.001 per share and was convertible into common stock of the Company at $0.48237 per share of common stock.

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

As a result of the exchange of the Series A Preferred Stock for the Series A-1 Preferred Stock, the Company recorded in the second quarter ended June 30, 2001, a deemed dividend on the exchange of $12.6 million, representing the excess of the fair value of the Series A-1 Preferred over the carrying value of the Series A Preferred Stock, the cancelled the Series A warrants and a portion of the beneficial conversion feature recorded in September 2000.

The Series A-1 Preferred were subject to certain non-cumulative dividend preferences through September 7, 2003 and cumulative dividend preferences after September 7, 2003, certain liquidation preferences, optional redemption rights, voting rights, approval rights and preemptive rights.

On July 18, 2002, Pequot, the holder of all 203,113 shares of Series A-1 Convertible Preferred Stock outstanding on that date, elected to convert all of its Series of A-1 Convertible Preferred Stock into 42,107,303 shares of common stock.

Stock Incentive Plans

The Company has three stock-based option and incentive plans in order to attract and retain employees (including officers and employee directors), directors and independent contractors, and consultants to the Company. An aggregate of 26,818,023 shares of common stock, subject to adjustment for stock splits, stock dividends and similar events, has been authorized for issuance upon exercise of options, stock appreciation rights (“SARs”), restricted stock awards (“restricted awards”), and performance share awards (“performance awards”).

The Plans provide for the issuance of nonqualified and incentive stock options to employees, (including officers and employee directors), directors and independent contractors, and consultants to the Company. Incentive stock options may not be granted at less than 100% of the fair market value of the Company’s common stock on the date of grant (110% if granted to an employee who owns 10% or more of the common stock). Options vest in accordance with the award agreement and generally expire 10 years after the award date (5 years if granted to an employee who owns 10% or more of the common stock).

The Plans provide for the issuance of SARs concurrently or independently with the grant of options. SARs granted concurrently with an option vest according to the option terms. SARs granted independently of any option vest according to the award agreement.

US SEARCH.COM INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Plans provide for the issuance of restricted awards or performance awards. Participants of restricted awards are entitled to receive dividends and vote whether or not vested. Restricted awards are nontransferable until vested and the terms of the restricted awards are determined on the grant date. The terms of performance awards are determined at the date of grant.

In the event a holder of an option, SAR, restricted award, or performance award ceases to be employed by the Company: all unvested options and SARs are forfeited, all vested options and SARs may be exercised within a period not to exceed 12 months, all vested SARs granted independently of options are exercisable in accordance with the award agreement, all unvested restricted and performance awards are forfeited, and all vested restricted and performance awards are exercisable in accordance with the award agreement. No SARs or restricted stock were granted as of December 31, 2002 and 2001.

A summary of the changes in the Company’s stock options for the three years ended December 31, 2002 is presented below:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 1999	1,699,873	5.19
Granted	7,868,735	3.08
Exercised	(516,600)	3.10
Forfeited	(962,050)	5.01

Outstanding at December 31, 2000	8,089,958	3.30
Granted	12,039,692	0.72
Exercised	(96,666)	0.47
Forfeited	(3,021,081)	1.45

Outstanding at December 31, 2001	17,011,903	1.78
Granted	4,361,778	0.98
Exercised	(212,451)	0.39
Forfeited	(1,340,885)	1.07

Outstanding at December 31, 2002	19,820,345	1.68
Options exercisable at December 31, 2002	8,681,698	1.97
Options exercisable at December 31, 2001	4,733,166	2.43
Options exercisable at December 31, 2000	1,526,746	3.94
Options available for future grant	6,997,688

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
Under $3.00	17,835,205	8.6	$1.00	7,591,771	$1.17
$3.00-5.00	253,592	6.9	3.82	215,741	3.85
$5.00-10.00	1,731,548	7.1	8.41	874,186	8.41

	19,820,345	8.4	$1.68	8,681,698	$1.97

US SEARCH.COM INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Fair Value Disclosures

The Company has elected to account for its employee stock options in accordance with APB No. 25. The impact of accounting for its employee stock options using the fair value methodology prescribed by SFAS No. 123 is disclosed in Note 3. The fair value of the options were determined using the Black-Scholes option pricing model with the following assumptions: expected volatility of 80%, risk free interest rate ranges of 4.3% to 4.86%, expected life of 3.5 years and no expected dividend yield. The weighted average fair value of options granted in 2000, 2001 and 2002 was $1.83, $0.38 and $0.61 per share.

Warrants

The following warrants to purchase common stock are outstanding at December 31, 2002:

Description	Number	Exercise Price Per Share	Expiration Date
Vendor warrants	1,967,143	$0.01	September 2010 to December 2011
Pequot warrants	1,036,549	$0.48237	March 2010
Pequot warrants	1,340,996	$1.044	December 2005
Bank warrants	55,487	$0.85	March 2007
Bank warrants	121,328	$0.783	December 2008
Bank warrants	777,412	$0.48237	September 2008
Vendor warrants	250,000	$0.84	October 2006
Investor warrants	2,165,558	$1.044	March 2007
Investor warrants	1,902,840	$1.044	January 2006
Vendor warrants	75,000	$1.175	February 2007
Placement agent warrants	714,706	$0.85	March 2007

	10,407,019

US SEARCH.COM INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

14.    Income Taxes:

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred taxes consisted of the following at December 31, 2001 and 2002:

	December 31,
	2001	2002
Deferred tax assets:
Net operating loss carryforwards	$24,565,000	$27,044,000
Allowance for doubtful accounts	—	29,000
Accrued liabilities	143,000	170,000
Accrued bonuses	—	359,000
Vacation accrual	122,000	171,000

Total deferred tax assets	24,830,000	27,773,000
Less, Valuation allowance	(23,231,000)	(26,375,000)

Net deferred tax assets	1,599,000	1,398,000

Deferred tax liabilities:
Depreciation and amortization	(1,599,000)	(1,398,000)

Net deferred tax liabilities	(1,599,000)	(1,398,000)

Net deferred tax	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Based upon the level of historical losses and projections of future taxable income over the periods in which the deferred tax assets are deductible, a full valuation allowance has been provided, as management believes that it is more likely than not based upon available evidence that the deferred tax assets will not be realized.

As of December 31, 2002 the Company had federal and state net operating loss carryforwards of approximately $72.8 million and $39.2 million, respectively. The federal net operating loss carryforwards will begin to expire in 2017, and the state net operating loss carryforwards will begin to expire in 2003. The Company’s ability to utilize net operating loss carryforwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, occurs in the future.

The Company’s effective tax rate for the years ended December 31, 2000, 2001, and 2002 differ from the statutory federal income tax rate as follows:

	2000	2001	2002
Tax provision at the statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(2.8)%	(2.4)%	(1.1)%
Change in valuation allowance	34.7%	29.1%	13.0%
Stock Options and warrants	2.1%	7.3%	22.1%

	—	—	—

US SEARCH.COM INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

15.    Supplemental Cash Flow Disclosure:

Supplemental cash flow disclosure is comprised of:

	2000	2001	2002
Cash paid during the year for:
Interest	$108,000	$68,000	$122,000
Income taxes	1,000	1,000	51,000
Non-cash investing and financing activities:
Conversion of notes payable to convertible preferred stock	—	10,000,000	—
Issuance of warrants to bank and vendor	—	1,189,000	228,000
Issuance of warrants in connection with convertible notes payable and Series A-1 preferred stock	—	702,000	1,937,000
Inception of capital leases	596,000	—	—
Conversion of trade payable to Note payable	971,000	451,000	—
Conversion of notes payable and accrued interest to common stock	—	—	14,746,000
Beneficial conversion feature	—	445,000	11,749,000
Goodwill recorded on resolution of purchase price contingencies	—	—	4,500,000

16.    Subsequent Events.

On March 18, 2003, the Company’s bank agreement (see Note 9) was renewed and expanded to a $2.5 million Revolving Loan Facility. Availability under the Facility will be limited to an advance formula of up to 100% on the first $1.5 million of availability and 85% of eligible accounts receivable for amounts advanced in excess of $1.5 million up to $2.5 million. The Facility matures on April 30, 2004. The Facility is collateralized by all of the personal property of US SEARCH, tangible and intangible. Security will include a $450,000 pledged certificate of deposit, considered restricted cash. The borrowing rate is prime plus 1.50% on the first $1.5 million and prime plus 2.50% on amounts above $1.5 million up to $2.5 million. The bank will receive a 7-year warrant to purchase common stock at a price per share exercise price equal to the closing price of such common stock on the date of consummation of the Company’s merger with the First American Corporation (see Note 18) such that the product of such number of shares multiplied by such exercise price equals $25,000. The Company will have to meet certain operating performance, minimum EBITDA and Debt/Tangible Net Worth covenants on a monthly basis. Borrowings under the facility are guaranteed by Pequot for up to $1,500,000 of the obligation.

As discussed in Note 10, on February 28, 2003, the Company and the selling shareholders agreed to amend the terms of the PRSI Merger Agreement. Based on the amended PRSI Merger Agreement, the Company has agreed to forego any demands on the selling shareholders for purchase price adjustments, and to allow the escrow properties to be distributed to the selling shareholders. In consideration for the Company forfeiting its rights to purchase price adjustments, the selling shareholders agreed to forfeit their rights to future potential earn outs as originally provided in the PRSI Merger Agreement.

On March 31, 2003, US SEARCH received a written notice from The First American Corporation, which alleged that US SEARCH had breached the merger agreement. The notice of breach concerned US SEARCH’s award of bonuses to certain executive officers of US SEARCH for services performed in 2002. Representatives of US SEARCH and First American discussed the concerns raised in First American’s notice and reached agreement as to how and when such bonuses will be paid during the pendency of the merger agreement. On April 1, 2003, US SEARCH and First American entered into a letter agreement relating to such bonuses and pursuant to which First American formally withdrew its notice of breach.

US SEARCH.COM INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Pursuant to the letter agreement, the executives receiving bonuses will be paid their bonuses ½ in cash and ½ in shares of US SEARCH common stock. The shares of common stock issuable in respect of the stock portion of such bonuses will be issued pursuant to the Company’s 1998 Stock Incentive Plan, as amended, and the number of shares issued will be determined by dividing the amount of the stock portion of such bonuses by the average closing price for US SEARCH common stock for the five trading days prior to and ending March 31, 2003. The cash and stock portions of such bonuses will be paid shortly following the date on which US SEARCH mails its proxy statement related to the merger agreement to US SEARCH stockholders.

17.    Segment Information

The Company’s management reporting structure provided for only one segment in 2000 and 2001, and accordingly, information for one segment, consumer-focused services, is presented for 2000 and 2001. Due to the acquisition of PRSI on December 28, 2001, the Company adopted a management reporting structure that provides for two segments in 2002: large business services and consumer-focused services, and accordingly, has presented segment information for the Company’s two segments.

Large Business Services.    Through this segment, the Company provides large businesses, government agencies and other large employers with a variety of employment screening, background check and risk mitigation products and services via an online, web-based system that enables instant ordering and prompt delivery of results. The Company’s employment screening products include social security number traces, federal and state felony and misdemeanor record searches, employment and education verification, and credit histories. The Company also provides character reference checks and drug screening via third party providers. In addition, the Company offers a Management Services program that provides customers with an outsourced solution to background investigations, which includes analysis of developed investigation data, management of Fair Credit Reporting Act communications, legal compliance, and direct applicant contact.

Consumer-Focused Services.    Through this segment, the Company provides consumer clients and small and medium sized businesses with a single, comprehensive access point to a broad range of information to assist them in locating individuals or to learn more information about people in their lives or with whom they do business. The consumer clients can obtain public information including addresses, aliases, phone numbers, property ownership, court records, professional license verification, corporate affiliations and death record information. The Company also offers nanny and contractor background check services for consumers and employment screening for small businesses.

Segment information is presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information. This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and disclosure of revenue and operating results based upon internal accounting methods. The Company’s financial reporting systems present various data for management to run the business, including internal operating profit and loss statements prepared on a basis not necessarily in conformity with U.S. generally accepted accounting principles. The company uses shared-resources, including its IT infrastructure, for both segments. Therefore, a considerable amount of cost is shared by both of the company’s segments. These costs represent support functions such as Accounting and Finance, Legal, Human Resources, and other personnel and operating costs. For internal profit and loss statements, shared expenses are recorded on the financial statements of the consumer-focused services segment, and are not allocated to the large business segment. In addition, intercompany revenues and expenses are not recorded for internal management reporting. The consumer focused services segment also includes all IT development costs used by both segments.

US SEARCH.COM INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Management evaluates segment performance based on segment operating profit or loss. Selected financial information about the Company’s operations by segment for the year ended December 31, 2002 is as follows:

December 31, 2002	Consumer-focused Services	Large Business Services	Consolidated
Revenue	$21,479,000	$8,862,000	$30,341,000
Operating Loss	6,893,000	924,000	7,817,000
Depreciation and Amortization	2,262,000	777,000	3,039,000
Interest Expense	16,160,000	52,000	16,212,000
Interest Income	68,000	—	68,000
Total Assets, all in USA	30,563,000	736,000	31,299,000
Goodwill	—	13,529,000	13,529,000
Identifiable Intangibles	—	2,650,000	2,650,000
Total expenditures on long lived assets	2,259,000	89,000	2,348,000

18.    Pending Merger

The First American Corporation, the nation’s leading diversified provider of business information and related products and services, and US Search have signed a definitive agreement to merge their background screening businesses and form a new company that will apply for listing on the NASDAQ National Market System. The Agreement and Plan of Merger (pending merger agreement) dated as of December 13, 2002, sets forth the terms and conditions of the mergers. Among other things, the pending merger agreement restricts the business conduct of the parties before the closing of the merger, contains representations and warranties of the parties to the agreement, prohibits US SEARCH from soliciting competing offers and provides for adjustments of the exchange ratio in certain circumstances. Under certain specified terms in the merger agreement either First American or US Search may terminate the merger agreement, however, the agreement provides for the payment of a termination fee of $2,800,000 by US Search if the merger agreement is terminated for certain reasons. The parties have agreed to pay all of their own expenses relating to the mergers, including the fees and expenses of their financial advisers.

The merger, which will combine US Search’s consumer location and large business background screening services with First American’s Screening Information group, is scheduled to close during the second quarter of 2003. The combination of these businesses will create a new publicly held company that will be named First Advantage Corporation. First Advantage will be approximately 80 percent owned by The First American Corporation, with the remainder owned by the shareholders of US Search.

Completion of the merger is subject to customary closing conditions that include, among other things, receipt of required approvals from a majority of the outstanding shares of US SEARCH common stock, and receipt of required regulatory approvals. Only holders of record of US SEARCH common stock at the close of business on the record date of February 1, 2003 are entitled to vote. The transaction, while expected to close in the first half of calendar year 2003, may not be completed if any of the aforementioned conditions are not satisfied.

Pequot has entered into a voting agreement with First American, pursuant to which Pequot has agreed to vote the Company’s shares of common stock held by it in favor of the merger. Accordingly, approval of the merger by the stockholders of US SEARCH is assured as long as the voting agreement remains in effect and the parties perform their obligations thereunder.

US SEARCH.COM INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Subordinated Secured Promissory Note

In connection with the merger agreement, on January 15, 2003, First American loaned the Company $1.4 million pursuant to a subordinated secured promissory note. The note matures on June 30, 2003 and bears interest at a rate equal to the lesser of 10.0% and the prime rate plus 4.75%. If an event of default occurs under the note, all principal and accrued interest will become immediately due and payable and the interest rate will increase to the lesser of 10.0% and the prime rate plus 6.75%.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US SEARCH.COM. INC (Registrant)

Dated: April 2, 2003

/s/ BRENT N. COHEN Brent N. Cohen, Chief Executive Officer and Director

Dated: April 2, 2003

/s/ JEFFREY R. WATTS Jeffrey R. Watts Chief Financial Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates stated.

US SEARCH.COM INC. (Registrant)

Dated: April 2, 2003

* Peter Locke Director

Dated: April 2, 2003

* Lawrence D. Lenihan, Jr. Director

Dated: April 2, 2003

* Brent N. Cohen Chief Executive Officer and Director

Dated: April 2, 2003

* Alan C. Mendelson Director

Dated: April 2, 2003

* Thomas W. Patterson Director

Dated: April 2, 2003

* Harry Chandler Director

By:	/s/ BRENT N. COHEN
Attorney-in-fact

Chief Executive Officer

I, Brent N. Cohen, Chief Executive Officer, certify that:

1.    I have reviewed this annual report on Form 10-K of US SEARCH.com Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ BRENT N. COHEN
Brent N. Cohen Chief Executive Officer

Date:  April 2, 2003

Chief Financial Officer

I, Jeffrey R. Watts, Chief Financial Officer, certify that:

1.    I have reviewed this annual report on Form 10-K of US SEARCH.com Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ JEFFREY R. WATTS
Jeffrey R. Watts Chief Financial Officer

Date:  April 2, 2003

Exhibit Index

Exhibit No.	Description

2.1(11)

Agreement and Plan of Merger, dated as of December 28, 2001, by and among the Registrant, US SEARCH Screening Services, Inc., Professional Resource Screening, Inc., Irwin R. Pearlstein, David Pearlstein and Cheryl Pearlstein-Enos

2.2(14)	Voting Agreement, dated as of December 13, 2002, by and between The First American Corporation and Pequot Private Equity Fund II, L.P.

2.3(14)	Agreement and Plan of Merger, dated as of December 13, 2002, by and among The First American Corporation, US SEARCH.COM Inc., First Advantage Corporation and Stockholm Seven Merger Corp.

2.4(14)	Stockholders Agreement, dated as of December 13, 2002, by and among The First American Corporation, Pequot Private Equity Fund II, L.P. and First Advantage Corporation.

3.1(1)	Certificate of Incorporation

3.1.1(1)	Certificate of Amendment of Certificate of Incorporation, dated May 12, 1999, changing corporate name to US SEARCH.com Inc.

3.1.2(2)	Amended Certificate of Designations of Series A Convertible Preferred Stock of US SEARCH.com Inc.

3.1.3(10)	Certificate of Designations of Series A-1 Convertible Preferred Stock

3.2(1)	Bylaws

4.1(1)	Form of Common Stock Certificate

4.2(6)	Convertible Subordinated Promissory Note dated February 28, 2001

4.2.1(7)	First Amendment to Convertible Subordinated Promissory Note dated March 30, 2001

4.3(7)	Convertible Subordinated Promissory Note dated March 30, 2001

4.4(8)	Loan and Security Agreement dated September 12, 2001, by and between US SEARCH.com Inc. and Imperial Bank

4.5(12)	Convertible Promissory Note, dated December 20, 2001, by the Registrant in favor of Pequot Private Equity Fund II, L.P.

4.6(13)	Form of Convertible Promissory Note, dated January 18, 2002, by the Registrant in favor of certain Purchasers

10.1(1)	Form of Indemnity Agreement between US SEARCH and its directors and officers

10.2(1)	1998 Amended and Restated Stock Incentive Plan

10.2.1(1)	Form of 1998 Stock Incentive Plan Stock Option Award Agreement between US SEARCH and its employees, directors, and consultants

10.3(1)	1999 Non-Employee Directors’ Stock Option Plan

10.3.1(1)	Form of 1999 Non-Employee Directors’ Stock Option Plan Nonstatutory Stock Option between US SEARCH and its non-employee directors

10.3.2(1)	Form of 1999 Non-Employee Directors’ Stock Option Plan Notice of Exercise between US SEARCH and its non-employee directors

10.4(1)	Standard Office Lease—Gross, dated January 24 1996, between US SEARCH and Daishin U.S.A. Co., Ltd.

10.4.1(1)	Addendum to Standard Lease—Option(s) to Extend, dated January 24, 1996, between US SEARCH and Daishin U.S.A. Co., Ltd.

10.5(1)	Amended and Restated Employment Agreement, date September 14, 1998, between US SEARCH and Nicholas Matzorkis

Exhibit No.	Description

10.6(1)	Employment Agreement, dated February 3, 1999, between US SEARCH and C. Nicholas Keating, Jr.

10.7(1)	Employment Agreement, dated March 18, 1999, between US SEARCH and William G. Langley

10.8(1)	Employment Agreement, dated March 17, 1999, between US SEARCH and Robert J. Richards

10.9(1)	Employment Agreement, dated March 18, 1999, between US SEARCH and Meg Shea-Chiles

10.10(1)	Administrative Services Agreement, dated July 1, 1998, between The Kushner-Locke Company and US SEARCH

10.11†(1)	Addendum to Lycos, Inc. Advertising Contract, dated March 1, 1999, between US SEARCH and Lycos, Inc.

10.11.1†(1)	Lycos, Inc. Advertising Contract, dated February 1, 1999, between Lycos, Inc. and US SEARCH

10.12†(1)	Amended and Restated Content Provider Agreement dated as of August 24, 1998, between InfoSpace, Inc., US SEARCH and The Kushner-Locke Company (the “InfoSpace Agreement”)

10.13(1)	Settlement Agreement, dated September 14, 1998, by and among The Kushner-Locke Company, Nicholas Matzorkis and US SEARCH.

10.14(1)	Shareholders’ Agreement dated September 14, 1998, by The Kushner-Locke Company and Nicholas Matzorkis.

10.15†(1)	Amendment to the InfoSpace Agreement dated March 15, 1999

10.16†(1)	Advertising Agreement and Insertion Orders date September 4, 1998, between InfoSeek Corporation and US SEARCH

10.17†(1)	Terms and Conditions and Sponsorship Proposal dated March 2, 1999, and Addendum to contract dated March 11, 1999, between Snap! LLC and US SEARCH

10.18†(1)	Advertising and Promotion Agreement dated June 7, 1999 between Yahoo! Inc. and US SEARCH.

10.19†(2)	Data Processing Service Agreement dated July 1, 1999 between DBT Online, Inc. and US SEARCH.com Inc.

10.20(3)	Lease Agreement dated September 9, 1999 between US SEARCH.com Inc. and The Mortensen Trust

10.21(4)	Employment Agreement, dated February 3, 2000, between US SEARCH and Brent N. Cohen

10.22(5)	Contract Cancellation, Settlement and Release Agreement, dated as of September 29, 2000, by and between US SEARCH.com Inc., and The Kushner-Locke Company, and InfoSpace, Inc.

10.23(6)	Sales Agency Agreement, dated as of October 1, 2000, by and between US SEARCH.com Inc. and InfoSpace, Inc.

10.24(5)	Registration Rights Agreement, dated as of September 29, 2000, by and between US SEARCH.com Inc. and InfoSpace, Inc.

10.25(5)	Warrant, dated September 29, 2000, by US SEARCH.com Inc. in favor of InfoSpace, Inc.

10.26(5)	Promissory Note, dated August 23, 2000, by US SEARCH.com Inc. in favor of Lycos, Inc.

10.27†(6)	Second Amendment to Advertising and Promotion Agreement between Yahoo! Inc. and USsearch.com Inc. dated January 30, 2001 *

10.28†(6)	Agreement between RiskWise, L.L.C. and US SEARCH.com Inc. dated March 1, 2001*

10.29(10)	Preferred Stock Exchange and Purchase Agreement, dated June 5, 2001, by and between US SEARCH.com Inc. and Pequot Private Equity Fund II, L.P.

10.30(10)	First Amendment to Investors’ Rights Agreement, dated June 5, 2001, by and between US SEARCH.com Inc. and Pequot Private Equity Fund II, L.P.

Exhibit No.	Description

10.31(10)	Warrant, dated June 5, 2001, by US SEARCH.com Inc. in favor of Pequot Private Equity Fund II, L.P.

10.32(10)	First Amendment to Stockholders Agreement, dated June 1, 2001, by and among US SEARCH.com Inc., Pequot Private Equity Fund II, L.P. and The Kushner-Locke Company

10.33†*	Data Access Agreement, dated October 22, 2001, by and between US SEARCH.com Inc. and Confi-Chek Inc.

10.34*	Warrant dated October 23, 2001, by US SEARCH.com Inc. in favor of Confi-check, Inc.

10.35*	Forbearance, Consent and Amendment Agreement, dated December 24, 2001, by and among US SEARCH.com Inc. and Comerica Bank—California.

10.36*	Warrant, dated December 28, 2001, in favor of Comerica Bank—California

10.37*	Warrant, dated December 28, 2001, in favor of AMF Technologies, LLP

10.38(11)	Escrow Agreement, dated as of December 28, 2001, by and among US Search.com Inc., Comerica Bank—California, Irwin R. Pearlstein, David Pearlstein and Cheryl Pearlstein-Enos

10.39(11)	Registration Rights Agreement, dated as of December 28, 2001, by and among US Search.com Inc., Irwin R. Pearlstein, David Pearlstein and Cheryl Pearlstein-Enos

10.40(11)	Security Agreement, dated as of December 28, 2001, by and among US Search.com Inc., Irwin R. Pearlstein, David Pearlstein and Cheryl Pearlstein-Enos

10.41(11)	Employment Agreement, dated as of December 28, 2001, by and between US Search.com Inc. and Irwin R. Pearlstein

10.42(11)	Employment Agreement, dated as of December 28, 2001, by and between US Search.com Inc. and David Pearlstein

10.43(11)	Employment Agreement, dated as of December 28, 2001, by and between US Search.com Inc. and Cheryl Pearlstein-Enos

10.44(12)	Purchase Agreement, dated December 20, 2001, by and between the Registrant and Pequot Private Equity Fund II, L.P.

10.45(12)	Warrant, dated December 20, 2001, by the Registrant in favor of Pequot Private Equity Fund II, L.P.

10.46(12)	Registration Rights Agreement, dated December 20, 2001, by and between the Registrant and Pequot Private Equity Fund II, L.P.

10.47(13)	Form of Purchase Agreement, dated January 18, 2002, by and between the Registrant and certain Purchasers of 8% Convertible Promissory Notes

10.48(13)	Form of Warrant, dated January 18, 2002 by the Registrant in favor of Purchasers of 8% Convertible Promissory Notes

10.49*	Waiver and Amendment Number One to Loan and Security Agreement, dated March 27, 2002, by and among US SEARCH.com Inc., Professional Resource Screening, Inc. and Comerica Bank—California.

10.50*	Warrant, dated March 27, 2002, by the Registrant in favor of Comerica Bank—California.

10.51(13)	Form of Registration Rights Agreement, dated January 18, 2002, by and between the Registrant and Purchasers of 8% Convertible Promissory Notes

10.52	Amended & Restated Loan and Security Agreement dated March 18, 2003 by and among US SEARCH.com Inc., Professional Resource Screening, Inc and Comerica Bank—California

10.53	Employment Agreement dated December 5, 2002 between US SEARCH and Brent N. Cohen

21.1*	Subsidiaries of the Registrant

Exhibit No.	Description

23.1	Consent of Independent Accountants, PricewaterhouseCoopers LLP

24.1*	Power of Attorney (see signature page)

99.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†

Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for an order granting confidential treatment of such information in accordance with Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

*	Previously filed.
(1)	Filed with the Company’s Registration Statement on Form 1, File No. 333-76099, declared effective on June 24, 1999, incorporated herein by reference.
(2)	Filed with the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 1999, incorporated herein by reference.
(3)	Filed with the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 1999, incorporated herein by reference.
(4)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, incorporated herein by reference
(5)	Filed with the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2000 incorporated by reference.
(6)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, incorporated herein by reference.
(7)	Filed with the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2001, incorporated herein by reference.
(8)	Filed with the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2001, incorporated herein by reference.
(9)	Filed as Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed September 15, 2000, incorporated herein by reference.
(10)	Filed with the Company’s Current Report on Form 8-K filed June 8, 2001, incorporated herein by reference.
(11)	Filed with the Company’s Current Report on Form 8-K filed January 10, 2002, incorporated herein by reference.
(12)	Filed with the Company’s Current Report on Form 8-K filed January 3, 2002, incorporated herein by reference.
(13)	Filed with the Company’s Current Report on Form 8-K filed February 4, 2002, incorporated herein by reference.