Form 10-Q
period 2003-03-31
US SEARCH CORP COM
filed 2003-05-15
CIK 1083087

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports)  Yes ☒    No  ☐ and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

There were 97,025,977 shares of outstanding Common Stock of the registrant as of May 9, 2003.

US SEARCH.COM INC.

Form 10-Q for the quarterly period ended March 31, 2003

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

US SEARCH.COM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2003	2002
Net revenues	$8,079,000	$6,663,000
Cost of services	2,693,000	1,988,000

Gross profit	5,386,000	4,675,000

Operating expenses:
Selling and marketing	2,766,000	2,782,000
General and administrative	3,430,000	3,031,000
Information technology	769,000	938,000

Total operating expenses	6,965,000	6,751,000

Loss from operations	(1,579,000)	(2,076,000)
Interest expense, net (including non-cash charges relating to amortization of debt issuance costs of $171,000 and $886,000 for the three months ended March 31, 2003 and 2002, respectively)	(230,000)	(935,000)
Other income, net	—	15,000

Loss before income taxes	(1,809,000)	(2,996,000)

Provision for income taxes	2,000	2,000

Net loss	$(1,811,000)	$(2,998,000)

Net loss per share	$(0.02)	$(0.11)

Weighted-average shares outstanding used in per share calculation	97,021,055	26,610,383

The accompanying notes are an integral part of these statements.

US SEARCH.COM INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2003	December 31, 2002
ASSETS:
Current assets:
Cash and cash equivalents	$899,000	$2,254,000
Restricted cash	475,000	575,000
Accounts receivable, net of allowance for doubtful accounts of $72,000 as of March 31, 2003 and December 31, 2002	1,944,000	1,864,000
Prepaids and other current assets	1,045,000	1,150,000

Total current assets	4,363,000	5,843,000
Property and equipment, net	9,070,000	9,028,000
Goodwill	13,529,000	13,529,000
Intangible assets, net	2,572,000	2,650,000
Other assets	249,000	249,000

Total assets	$29,783,000	$31,299,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$5,307,000	$5,604,000
Accrued liabilities	2,352,000	2,958,000
PRSI acquisition obligations, current portion	647,000	474,000
Bank debt, current portion	1,111,000	1,142,000
Notes payable, current portion	1,405,000	50,000
Capital lease obligations, current portion	111,000	125,000

Total current liabilities	10,933,000	10,353,000
PRSI acquisition obligations, net of current portion	1,091,000	1,370,000
Bank debt, net of current portion		20,000
Capital lease obligations, net of current portion	14,000	27,000
Other non-current liabilities	5,000	5,000

Total liabilities	12,043,000	11,775,000

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock $0.001 par value; 1,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2003 and December 31, 2002	—	—
Common stock $0.001 par value; 300,000,000 shares authorized; 97,025,978 and 97,018,716 shares issued and outstanding as of March 31, 2003 and December 31, 2002, respectively	97,000	97,000
Additional paid-in capital	118,048,000	118,021,000
Accumulated deficit	(100,405,000)	(98,594,000)

Total stockholders’ equity	17,740,000	19,524,000

Total liabilities and stockholders’ equity	$29,783,000	$31,299,000

The accompanying notes are an integral part of these statements.

US SEARCH.COM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(1,811,000)	$(2,998,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	732,000	830,000
Provision for doubtful accounts		48,000
Non-cash interest expense	171,000	886,000
Change in assets and liabilities:
Accounts receivable	(80,000)	(670,000)
Prepaid and other assets	3,000	(126,000)
Accounts payable and accrued expenses	(903,000)	(1,912,000)

Net cash used in operating activities	(1,888,000)	(3,942,000)

Cash flows from investing activities:
Purchase of property and equipment	(696,000)	(505,000)
PRSI acquisition costs	—	(158,000)

Net cash used by investing activities	(696,000)	(663,000)

Cash flows from financing activities:
(Increase) decrease in restricted cash	100,000	(1,250,000)
Repayments of third party notes payable	(45,000)	—
Repayment of PRSI acquisition obligation	(150,000)	(490,000)
Repayments of bank debt	(51,000)	(234,000)
Repayments of capital lease obligations	(27,000)	(81,000)
Proceeds from notes payable, net	1,400,000	10,233,000
Proceeds from stock option exercises	2,000	—

Net cash provided by financing activities	1,229,000	8,178,000

Net (decrease) increase in cash and cash equivalents	(1,355,000)	3,573,000
Cash at beginning of period	2,254,000	3,148,000

Cash at end of period	$899,000	$6,721,000

Supplemental cash flow disclosure is comprised of:
Cash paid for interest	$29,000	—
Non-cash investing and financing activities:
Issuance of warrants in connection with convertible notes payable	$—	$1,937,000
Issuance of warrants to bank	$25,000	—
Issuance of warrants to third parties	$—	$180,000

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

Management’s Plans

The accompanying financial statements have been prepared assuming the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Since inception, the Company has experienced negative cash flows from operations. At March 31, 2003, the Company has cash and cash equivalents of $0.9 million, a working capital deficiency of $6.6 million, an accumulated deficit of $100.4 million and stockholders’ equity of $17.7 million.

In December 2002, the Company entered into an Agreement and Plan of Merger with The First American Corporation (see Note 7).

On March 18, 2003, the Company amended its loan and security agreement with the bank to increase its revolving credit limit (see Note 3).

Based on the Company’s current operating plans, including the consummation of the merger with First American, management believes existing cash resources, including the proceeds available from the amended loan and security agreement and cash forecasted by management to be generated by operations will be sufficient to meet working capital and capital requirements through March 31, 2004. Also, management’s plans to attain profitability and generate additional cash flows include, increasing revenues from large business services and consumer-focused services, focusing on cost reductions and operational efficiencies to be derived from further deployment of the Company’s technologies, and the launch of additional products. There is no assurance that management will be successful with these plans. However, if events and circumstances occur such that the Company does not meet its current operating plan as expected, is unable to raise additional financing, or the merger with The First American Corporation is not consummated, the Company may be required to reduce certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives and continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

US SEARCH.COM INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The unaudited condensed financial statements reflect, in the opinion of management, all adjustments that are of a normal recurring nature, necessary for a fair statement of the financial position of the Company as of March 31, 2003, and the results of its operations for the three-month periods ended March 31, 2003 and 2002. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

Principles of Consolidation.    The financial statements include the accounts of US SEARCH.com Inc. and its wholly owned subsidiary. All material inter-company accounts and transactions have been eliminated in consolidation.

Net Loss Per Share

Basic net loss per common share is computed using the weighted-average number of shares of common stock outstanding and diluted net loss per common share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding. Common equivalent shares related to convertible preferred stock, convertible notes payable, stock options and warrants are excluded from the computation when their effect is anti-dilutive.

The following summarizes the stock options, warrants and convertible preferred stock excluded from the weighted-average number of shares because their effect is anti-dilutive:

	March 31,
	2003	2002
Stock options	19,785,849	17,734,287
Common stock warrants	10,407,019	10,209,427
Convertible preferred stock	—	42,107,303

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

US SEARCH.COM INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net loss and loss per share if compensation cost for all outstanding and unvested stock options and other stock-based employee compensation awards had been determined based on their fair values at the grant date, consistent with the method prescribed by SFAS No. 123:

	For the Three Months Ended March 31,
	2003	2002
Net Loss
As reported	$(1,811,000)	$(2,998,000)
Stock-based compensation expense determined under the fair value method	(854,000)	(1,598,000)

Pro forma	$(2,665,000)	$(4,596,000)

Loss per share—basic and diluted
As reported	$(0.02)	$(0.11)
Pro forma	$(0.03)	$(0.17)

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

Because additional stock options are expected to be granted each year, the pro forma disclosures above are not representative of pro forma effects on financial results for future years.

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when it is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Under SFAS No. 146, an entity may not restate its previously issued financial statements. The adoption of SFAS No. 146 did not have a material impact on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123.” SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to that statement’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provision of SFAS No. 123 and APB No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting

US SEARCH.COM INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

policies about the method of accounting for stock-based compensation and the effects of the method on reported net income and earnings per share in annual and interim financial statements. The transition and disclosure provisions of this statement are effective for financial statements for fiscal years ending after December 15, 2002. The Company has continued to use the intrinsic value method of accounting for stock-based compensation in accordance with APB Opinion No. 25. The Company made the disclosures required by SFAS No. 148 in the consolidated financial statements for the first quarter of 2003. Accordingly, adoption of SFAS No. 148 did not impact the Company’s financial position or results of operations.

Reclassifications

Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

3.    Bank Debt

On March 18, 2003, the Company renewed its loan facility with its bank. Availability under the new $2.5 million revolving loan facility (the “Facility”) is limited to an advance formula of up to 100% on the first $1.5 million of availability and 85% of eligible accounts receivable for amounts advanced in excess of $1.5 million up to $2.5 million. The Facility matures on April 30, 2004. The Facility is collateralized by all of the personal property of US SEARCH, tangible and intangible. The Company is required to maintain a certificate of deposit with the bank of $450,000, which is classified as restricted cash in the accompanying balance sheet. The Facility bears interest at prime plus 1.50% on the first $1.5 million and prime plus 2.50% on amounts above $1.5 million up to $2.5 million. The bank will receive a 7-year warrant to purchase common stock at an exercise price per share equal to the closing price of such common stock on the last trading day preceding the date of consummation of the merger (see Note 7) such that the product of such number of shares multiplied by such exercise price equals $25,000. The company will have to meet certain operating performance, minimum EBITDA and Debt/Tangible Net Worth covenants on a monthly basis. The Company was in compliance with or had received a bank waiver of covenants at March 31, 2003 and expects the same at April 30, 2003.

4.    Commitments and Contingencies

Strategic Alliance Commitments

The Company has several cancelable and non-cancelable distribution and marketing agreements with various Internet companies. The terms of these agreements provide for varying levels of exclusivity and minimum and maximum fees payable based on the number of banners, buttons and text links displayed on affiliate web sites. At March 31, 2003, the minimum non-cancelable payments due under these agreements are approximately $2,475,000 for the remainder of 2003, and approximately $550,000 for 2004.

The Company has entered into an agreement with a supplier of online public records data. At March 31, 2003, the non-cancelable payments under this agreement are $483,000 due in 2003.

Legal Proceedings

In May 2001, ChoicePoint, Inc., the successor entity to DBT Online, Inc., our former data supplier, served the Company with a complaint filed in Palm Beach County, Florida alleging breach of contract, fraudulent misrepresentation, unjust enrichment, quantum meruit and breach of the implied covenant of good faith and fair dealing. ChoicePoint sought approximately $1.5 million relating to disputed invoices, as well as interest and attorneys’ fees. The Company removed this action to the United States District Court for the Southern District of

US SEARCH.COM INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Florida. The United States District Court for the Southern District of Florida ordered the matter to arbitration. In arbitration the Company alleged that ChoicePoint breached the contract by providing inferior data. The arbitration was concluded in April 2002 and in June 2002 the arbitrator found that ChoicePoint had provided inferior data and awarded the Company a credit of $297,671 to be deducted from invoices of $1,418,731. ChoicePoint filed a motion to confirm the Arbitration Award and the Company filed a motion to modify and correct the Arbitration Award to provide additional credits because of a calculation error by the Arbitrator. The Company is awaiting rulings on these motions. The Company has paid ChoicePoint $300,000 of the award. At March 31, 2003 the Company has approximately $780,000 accrued for this liability in accounts payable.

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

5.    Related Party Transactions

A director of the Company is a partner at a law firm that provides legal services to the Company. The Company incurred legal fees of $241,000 and $25,000 to the law firm during the three months years ended March 31, 2003 and 2002, respectively. As of March 31, 2003 and December 31, 2002, liabilities of $1,039,000 and $819,000, respectively, are due to the law firm.

A director of the Company is a partner at a consulting firm that provides consulting services to the Company. During the three months ended March 31, 2003 and March 31, 2002, this firm provided no consulting services. As of March 31, 2003 and December 31, 2002, $138,000 and $138,000 were due to this consulting firm.

An executive vice president of the Company is on the Board of Advisors of a web traffic monitoring service, and is the owner of 20,000 options to purchase stock at an exercise price of $0.90 per share in this entity. During the three-month periods ended March 31, 2003 and 2002, the Company incurred costs of $12,000 and $0, respectively, to this entity for web traffic monitoring services. At March 31, 2003 and December 31, 2002, liabilities of $5,000 and $4,200, respectively, are due to this entity.

6.    Segment Information

As of March 31, 2003, the Company has organized its operations into two business segments: large business services and consumer-focused services. The business segments disclosed in this Form 10-Q are based on this organizational structure and information reviewed by the Company’s management to evaluate the segment results. A description of the types of services provided by each reportable segment is as follows:

Large Business Services.    Through this segment, the Company provides large businesses, government agencies and other large employers with a variety of employment screening, background check and risk

US SEARCH.COM INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Segment information is presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information. This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and disclosure of revenue and operating results based upon internal accounting methods. The Company’s financial reporting systems present various data for management to run the business, including internal operating profit and loss statements prepared on a basis not necessarily in conformity with U.S. generally accepted accounting principles. The Company uses shared-resources, including its IT infrastructure, for both segments. During the quarter ended March 31, 2003, the Company allocated certain shared service costs related to IT, human resources, general and administrative and depreciation to the large business services segment for management reporting purposes. The comparative segment information for 2002 has been presented on a consistent basis with the 2003 information.

Management evaluates segment performance based on segment operating profit or loss. Selected financial information about the Company’s operations by segment for the three months ended March 31, 2003 and 2002 are as follows:

For The Three Months Ended March 31, 2003	Consumer-focused Services	Large Business Services	Consolidated
Revenue	$5,706,000	$2,373,000	$8,079,000
Operating Loss	552,000	1,027,000	1,579,000
Depreciation and Amortization	451,000	281,000	732,000
Interest Expense	124,000	106,000	230,000
Total expenditures on long lived assets	$686,000	$10,000	$696,000

For The Three Months Ended March 31, 2002
Revenue	$4,781,000	$1,882,000	$6,663,000
Operating Loss	1,093,000	983,000	2,076,000
Depreciation and Amortization	380,000	450,000	830,000
Interest Expense	611,000	324,000	935,000
Total expenditures on long lived assets	$505,000	$—	$505,000

US SEARCH.COM INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

7.    Pending Merger

The First American Corporation, a leading diversified provider of business information and related products and services, and US Search have signed a definitive agreement to merge their background screening businesses and form a new company that will apply for listing on the NASDAQ National Market System. The Agreement and Plan of Merger (pending merger agreement) dated as of December 13, 2002, sets forth the terms and conditions of the mergers. Among other things, the pending merger agreement restricts the business conduct of the parties before the closing of the merger, contains representations and warranties of the parties to the agreement, prohibits US SEARCH from soliciting competing offers and provides for adjustments of the exchange ratio in certain circumstances. Under certain specified terms in the merger agreement either First American or US Search may terminate the merger agreement, however, the agreement provides for the payment of a termination fee of $2,800,000 by US Search if the merger agreement is terminated for certain reasons. The parties have agreed to pay all of their own expenses relating to the mergers, including the fees and expenses of their financial advisers.

The merger, which will combine US Search’s services with First American’s Screening Information group, (FAST), is scheduled to close during the second quarter of 2003. The combination of these businesses will create a new publicly held company that will be named First Advantage Corporation. First Advantage will be approximately 80 percent owned by The First American Corporation, with the remainder owned by the shareholders of US Search.

Completion of the merger is subject to customary closing conditions that include, among other things, receipt of required approvals from a majority of the outstanding shares of US SEARCH common stock, and receipt of required regulatory approvals. Only holders of record of US SEARCH common stock at the close of business on the record date of May 1, 2003 are entitled to vote. The transaction, while expected to close in the second quarter of calendar year 2003, may not be completed if any of the aforementioned conditions are not satisfied.

Pequot Private Equity Fund II has entered into a voting agreement with First American, pursuant to which Pequot has agreed to vote the Company’s shares of common stock held by it in favor of the merger. Accordingly, approval of the merger by the stockholders of US SEARCH is assured as long as the voting agreement remains in effect and the parties perform their obligations thereunder.

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

US SEARCH.COM INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

US SEARCH.COM INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

US SEARCH’s cost of services consists primarily of payroll and benefits, data acquisition costs, local and long distance telephone charges associated with providing its services, and payment processing costs. US SEARCH’s cost of services is likely to increase with increasing revenue levels. US SEARCH has entered into an agreement with Confi-Check, Inc., a supplier of online public record data. This agreement, which permits US SEARCH representatives and customers access to Confi-check’s information database, will remain in effect following the close of the proposed merger with the FAST division. It expires in October 2003 and is renewable at US SEARCH’s option for up to five additional one-year periods. At March 31, 2003, the non-cancelable payments under this agreement are $483,000 in 2003.

US SEARCH’s operating expenses consist primarily of selling, marketing, general and administrative expenses and information technology costs. US SEARCH expects operating expenses to increase as it attempts to expand its corporate sales force and product lines.

Selling and marketing expenses are a significant portion of US SEARCH’s operating expenses. Internet advertising expenses are the most significant selling and marketing expense. US SEARCH has several cancelable and non-cancelable distribution and marketing agreements with various Internet companies including Yahoo! Inc. The terms of these agreements provide for varying levels of exclusivity and minimum and maximum fees payable based on the number of banners, buttons and text links displayed on affiliate websites. At March 31, 2003, the minimum non-cancelable payments due under these agreements are approximately $2,475,000 for 2003, and $550,000 for 2004.

US SEARCH expects selling and marketing expenses to increase as it attempts to expand its products and market reach in both the consumer-focused and business services groups.

US SEARCH.COM INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Interest expense, net of interest income, consists of interest on outstanding short term and long-term debt, and convertible notes payable. Interest expense also includes non-cash charges resulting from beneficial conversion features on US SEARCH’s convertible notes payable, and the amortization of discounts and issuance costs on US SEARCH’s convertible notes payable, vendor notes payable, and bank credit facility. Upon the conversion of all remaining convertible notes payable into US SEARCH’s common stock, US SEARCH recognized all remaining beneficial conversion feature charges and wrote off all remaining discounts and issuance cost related to the convertible notes payable. Consequently, US SEARCH expects interest expense to decrease.

Results of Operations

Comparison of the Three Months Ended March 31, 2003 to the Three Months Ended March 31, 2002

Net Revenues.    Net revenues increased from approximately $6.7 million for the three months ended March 31, 2002 to approximately $8.1 million for the three months ended March 31, 2003, representing a 21% increase. Approximately $500,000 of the increase is attributable to our large business services division that added new clients. The remaining $900,000 increase was due to growth in the Company’s consumer-focused business. Through a combination of establishing new channel partnerships, strengthening existing channel partnership relationships, and implementing enhanced search technology, the Company was able to increase internet traffic to its website and improve customer conversion rates for the consumer-focused business.

Gross Profit.    Gross profit increased from approximately $4.7 million for the three months ended March 31, 2002, to approximately $5.4 million for the three months ended March 31, 2003, representing a 15% increase. Gross profit as a percentage of net revenues was approximately 67% and 70% for the three month periods ended March 31, 2003 and 2002, respectively. The decrease in gross margin reflects the change in product mix at our large business services division causing an increase in direct labor to fulfill the product sales. Increased automation in our consumer-focused business, which resulted in a reduction in direct labor expense for the consumer-focused business, also contributed to an increase in gross profit, which offset some of the decrease in gross profit from our large business services division.

Selling and Marketing Expenses.    Selling and marketing expenses were $2.8 million for the three-month period ended March 31, 2003 as compared to $2.8 million for the 2002 period. Although costs remained unchanged, selling and marketing expenses were 34% of sales for the three months ended March 31, 2003 compared to 42% of sales for the three months ended March 31, 2002. The decrease in the ratio of selling and marketing expenses to sales is a result of the Company’s efforts to reduce customer acquisition costs and to implement more efficient means of marketing by taking steps such as developing better channel partnerships and more efficient monitoring of channel partner performance.

General and Administrative Expenses.    General and administrative expenses for the three months ended March 31, 2003 increased by $399,000 compared to the same period in 2002. The change is primarily the result

US SEARCH.COM INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

of a $370,000 increase due to merger related costs, a $38,000 increase in accounting fees, a $28,000 increase in bank fees relating to the new credit facility and a $91,000 increase in insurance, partially offset by a $88,000 reduction in legal fees. Additionally, there was a net $40,000 reduction in credit card dispute chargebacks and related chargeback fees. To achieve the reduction in chargebacks, the Company introduced several new credit card authentication procedures to verify credit card transactions.

Information Technology Expenditures.    Information technology expenditures decreased by $169,000 for the three-month period ended March 31, 2003 as compared to the 2002 period. The change is the result of a reduction in payroll costs due to a reduction in headcount, and a decrease in consulting costs due to implementation of certain of the Company’s internally developed software and re-negotiation of software maintenance contracts.

Interest Expense, Net.    Interest expense, net of interest income, was $230,000 for the three months ended March 31, 2003 as compared to $935,000 for the same period in 2001. The reduction is due to the conversion, in July 2002, of the 8% Convertible Promissory Notes. Included in interest expense for the 2002 period are non-cash interest charges of $611,000 related to the amortization of discounts on the Company’s convertible notes payable. Also included is $275,000 related to the amortization of debt issuance costs incurred in connection with the Company’s bank credit facility. Included in interest expense for the 2003 period are non-cash interest charges of $171,000 primarily related to the amortization of debt issuance costs incurred in connection with the Company’s bank credit facility.

Net Loss.    Net loss decreased $1.2 million from $3.0 million for the three months ended March 31, 2002 to $1.8 million for the three months ended March 31, 2003. The decrease in net loss was primarily attributable to an increase in gross profit and a reduction in interest expense described above.

Liquidity and Capital Resources

As of March 31, 2003, cash and cash equivalents totaled $899,000 (excluding $475,000 of restricted cash pledged in part as collateral in connection with US SEARCH’s credit facility with Comerica) as compared with $2.3 million as of December 31, 2002.

Cash used in operations decreased to $1.9 million for the three months ended March 31, 2003 as compared to $3.9 million for the three months ended March 31, 2002. This decrease is primarily attributable to reduced losses from operations, net of non-cash interest expense.

Cash used in investing activities remained constant at approximately $700,000 for both the three months ended March 31, 2003 and March 31, 2002.

Cash provided by financing activities was approximately $1.2 million for the three months ended March 31, 2003 compared to the $8.2 million for the three months ended March 31, 2001. The cash provided in 2003 is primarily attributable to $1.4 million in cash proceeds from a note payable to First American, offset by $150,000 repayment of PRSI acquisition obligation, repayment of $51,000 of bank debt, $100,000 decrease in restricted cash, $45,000 repayment of notes payable and payments of $27,000 relating to capital lease obligations. The cash provided in 2002 is primarily attributable to $10.2 million in cash proceeds from issuance of our convertible notes payable, offset by $490,000 repayment of PRSI acquisition obligation, repayment of $234,000 of bank debt, $1.2 million increase in restricted cash and $81,000 of capital lease obligations.

On March 27, 2002 the Company’s Loan Agreement with the Bank was renewed through March 26, 2003 by Waiver and Amendment Number One. On August 7, 2002 the Loan Agreement was amended to provide a

US SEARCH.COM INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

total credit extension of up to $1 million by Waiver and Amendment Number Two. The Loan Agreement was amended again on January 22, 2003 to retroactively reduce the restricted cash requirement to $550,000 at December 31, 2002 by Waiver and Amendment Number Three. Borrowings under this line bear interest at prime plus 2.5%, (6.75% at December 31, 2002). At various times throughout the year the company was in violation of certain of its loan covenants related to minimum EBITDA and Debt/Tangible net worth, all violations of which the banked waived.

On March 18, 2003, the loan agreement was renewed and expanded to a $2.5 million Revolving Loan Facility. Availability under the Facility will be limited to an advance formula of up to 100% on the first $1.5 million of availability and 85% of eligible accounts receivable for amounts advanced in excess of $1.5 million up to $2.5 million. The Facility matures on April 30, 2004. The Facility is collateralized by all of the personal property of US SEARCH, tangible and intangible. Security will include a $450,000 pledged certificate of deposit, considered restricted cash. The borrowing rate is prime plus 1.50% on the first $1.5 million and prime plus 2.50% on amounts above $1.5 million up to $2.5 million. The bank will receive a 7-year warrant to purchase common stock at an exercise price per share equal to the closing price of such common stock on the date of consummation of the merger such that the product of such number of shares multiplied by such exercise price equals $25,000. The Company will have to meet certain operating performance, minimum EBITDA and Debt/Tangible Net Worth covenants on a monthly basis.

In December 2001 and in the first quarter of 2002, US SEARCH received $13.9 million net proceeds from the issuance of convertible notes payable, which were subsequently converted into 27,864,051 shares of common stock of the Company during 2002.

On January 15, 2003, as contemplated in the merger agreement with First American, First American loaned the Company $1.4 million pursuant to a subordinated secured promissory note. The note matures on June 30, 2003 and bears interest at a rate equal to the lesser of 10% or the prime rate plus 4.75%. If an uncured event of default occurs under the note, all principal and accrued interest will become immediately due and payable and the interest rate will increase to the lesser of 10% or prime plus 6.75%. If the merger with First Advantage is not completed by June 30, 2003 or an event of default occurs, there is no assurance that the Company will have sufficient liquidity to repay the loan to First American.

Since inception we have experienced negative cash flows from operations. Based on our current operating plans, including the consummation of the merger with First American, management believes existing cash resources, including availability under the Revolving Loan Facility and cash forecasted by management to be generated by operations will be sufficient to meet working capital and capital requirements through March 31, 2004. Also, management’s plans to attain profitability and generate additional cash flows include, increasing revenues from large business services and consumer-focused services, focus on cost reductions and operational efficiencies to be derived from further deployment of US SEARCH’s technologies, and the launch of additional products. There is no assurance that management will be successful with these plans. Moreover, pending completion of the merger with First Advantage, US Search has suspended any equity raising activities. If events and circumstances occur such that US SEARCH does not complete the merger with First Advantage and US Search does not meet its current operating plan as expected, US SEARCH may not have sufficient liquidity to meet its obligations and, as a result the Company may need to seek additional financing. There is no assurance that such financing will be available on terms favorable to the Company or at all. Under these circumstances, US SEARCH may be required to reduce certain discretionary spending, which could have a material adverse effect on US SEARCH’s ability to achieve our intended business objectives.

US SEARCH.COM INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Contractual Obligations and Commercial Commitments.    The following table summarizes all significant contractual payment obligations as of March 31, 2003, by payment due date:

	Payments by Period
Contractual Obligation	Total	2003	2004-2005
	($ Thousands)
Bank debt	$1,111	$1,091	$20
Advertising commitments(e)	3,025	2,475	550
Capital lease obligations(d)	142	113	29
Operating lease obligations(c)	3,097	1,173	1,924
Minimum purchase commitments(b)	483	483	—
PRSI payment obligations(a)	1,920	400	1,520
Total	$9,778	$5,735	$4,043

(a)	Includes payment obligations of $1,520,000, payable in equal monthly installments of $127,000 commencing January 2004. These payments may be accelerated commencing July 2002 based on the profitability and cash flows of Professional Resource Screening.
(b)	Includes payment obligations of $483,000 to Conficheck, one of our data suppliers, payable at a rate of $69,000 per month until October 22, 2003.
(c)	Includes real property leases for payments for headquarters offices of US SEARCH and Professional Resource Screening.
(d)	Includes various equipment leases.
(e)	Includes $275,000 minimum monthly payment obligation to Yahoo! until February 29, 2004.

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

If we do not complete the proposed combination with First American’s FAST division, it could negatively impact us and the price of our common stock.

If the proposed combination with the FAST division is not completed, we may be subject to a number of material risks, including the following:

•	Our management time and attention may be diverted from attending to our business because management is focusing on preparing for integration with First Advantage;

•	we are expending unplanned resources on integration efforts designed to ensure a smooth transition if and when the proposed combination is completed;

•	we may be required to pay First American a termination fee of $2.8 million if we do not complete the combination for certain reasons;

•	the current market price of our common stock may decline to the extent that it reflects an assumption that the combination will be completed;

US SEARCH.COM INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

•	we will have to repay up to $1.4 million plus interest that we have borrowed from First American during the period before closing the combination, pursuant to a subordinated secured promissory note due June 30, 2003; and

•	substantial costs related to the combination, such as legal and accounting fees and expenses and financial advisor expenses, must be paid even if the combination is not completed.

There is no assurance that we will have sufficient liquidity to satisfy the obligations described above. As a result, we may need to seek additional financing to satisfy such obligations. There is no assurance that such financing will be available on terms favorable to us or at all. Further, if the merger agreement with First American is terminated and our board of directors seeks another business combination, we cannot assure you that we will be able to find a party willing to pay an equivalent or higher price than that which will be paid in the proposed combination with the FAST division. In addition, while the merger agreement is in effect, subject to limited exceptions, we are prohibited from soliciting, initiating, knowingly encouraging or facilitating the submission of proposals or offers relating to a takeover proposal or endorsing or entering into any agreement with respect to any takeover proposal.

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

US SEARCH.COM INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

time and effort to the integration of US SEARCH and the FAST division. During the integration process, these efforts could divert management’s focus and resources from other strategic opportunities and operational matters.

First Advantage will be controlled by First American and as a result other stockholders will have little or no influence over stockholders’ decisions.

If the proposed combination with the FAST division is completed, First American will own 100% of the First Advantage Class B common stock, which will have ten votes per share, compared to one vote per share of First Advantage Class A common stock. Consequently, First American will have approximately 98% of the total voting power of First Advantage and, therefore, First American will have the right to control the outcome of any matter submitted for the vote or consent of First Advantage’s stockholders, unless a separate class vote is required under Delaware law. First American will have the voting power to control the election of the First Advantage board of directors and it will be able to cause the amendment of First Advantage’s certificate of incorporation or bylaws.

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

US SEARCH.COM INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The market price of our common stock has fluctuated significantly. Since going public in June 1999, the closing price of our common stock on Nasdaq has ranged from a high of $17.375 to a low of $0.188. During the last twelve months, the closing price of our common stock has ranged from a high of $1.01 to a low of $0.20. On May 8, 2003, the closing price of our common stock was $0.80. The market price of our common stock and, if the proposed combination with the FAST division is completed, First Advantage common stock could continue to be subject to significant fluctuations as a result of numerous factors, many of which are beyond our control. Among the factors that could affect ours and First Advantage’s stock price are:

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

We risk being delisted from The Nasdaq National Market.

The closing sale price of our common stock on May 8, 2003 was $0.80 per share. To maintain listing on The Nasdaq National Market System we must maintain a trading price per share of more than $1.00. If the trading price per share of our common stock remains below $1.00, we may be delisted from the Nasdaq National Market. If we are unable to maintain compliance with the requirements for continued listing on the Nasdaq National Market, including the $1.00 minimum bid requirement, we may be subject to delisting from the Nasdaq National Market. If we are delisted from the Nasdaq National Market System, trading in our common stock, could occur, if at all, in the Nasdaq SmallCap Market, in the over-the-counter market in so-called “pink sheets” or, if then

US SEARCH.COM INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

available, the OTC Bulletin Board. As a result, the holders of our common stock would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock.

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

We incurred significant net losses of approximately $26.4 million in 1999, $29.4 million in 2000, $11.9 million in 2001 and $24.1 million in 2002. As of March 31, 2003, we had an accumulated deficit of approximately $100.4 million. If our revenue does not grow as expected or capital and operating expenditures exceed our plans, our business, operating results and financial condition will be materially adversely affected. We cannot be certain if or when we will be profitable or if or when we will generate positive operating cash flow.

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

US SEARCH.COM INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

US SEARCH.COM INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

In September 2001, we entered into a loan and security agreement with Comerica Bank for a credit facility. The credit facility is collateralized by all of the personal property of the Company, tangible and intangible. On March 18, 2003, the Company and Comerica agreed to amend the loan agreement. The loan agreement contains significant financial covenants that require the company to satisfy operating performance criteria, achieve a minimum amount of earnings before interest, taxes, depreciation, amortization and merger expenses and not exceed a specified ratio of debt to tangible net worth. As of March 31, 2003, the Company was in compliance with or had received a waiver from Comerica of all such covenants. If we are unable to maintain compliance with or obtain waivers of these covenants in the future, Comerica may declare us to be in default of the loan agreement and we would be required to repay all amounts that had been advanced. In addition, a default under our loan agreement with Comerica could trigger a default under our $1.4 million promissory note we issued to First American in connection with signing the merger agreement for the proposed combination. If one or more of these events were to occur, our business, financial condition and results of operations could be materially adversely affected.

We may incur liability based on consumer complaints.

A substantial amount of our business involves sales of services to individual consumers. We have received customer complaints concerning the quality of our services, including complaints about the currency and/or completeness of the data returned to customers. In addition, our customers have lodged similar complaints with consumer agencies, such as the Better Business Bureau and state attorney general consumer divisions. These consumer agencies, in turn, send us an inquiry regarding the consumer complaint. Complaints to consumer agencies have continued to decline during the last year, however, we could in the future experience similar complaints from consumers or inquiries from governmental and consumer agencies based on consumer complaints. If we are unable to resolve existing and future complaints and inquiries, we could be subject to governmental regulatory action as well as civil liability, which may have a material adverse effect on our business, financial condition and results of operations.

US SEARCH.COM INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

A substantial portion of our operating expenses is related to management personnel, technical development, administrative support and our advertising agreements. Some of these agreements have non-cancelable fixed terms and minimum payment obligations. As a result, a substantial portion of our expenses in any given period is fixed costs. If we are unable to generate sufficient revenues to offset our operating costs or if we are unable to lower our advertising costs to respond to lower than expected revenues, our results of operations would be materially adversely affected. Our minimum non-cancelable payments under certain distribution and marketing agreements with various Internet companies are $2.475 million and $550,000 for the years ending December 31, 2003 and December 31, 2004, respectively.

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

US SEARCH.COM INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

We have experienced unanticipated system interruptions in the past and, although we have upgraded our infrastructure, these interruptions may occur again in the future. During the past twelve months we have experienced two system interruptions lasting more than 30 minutes as a result of a software configuration failure. We have upgraded our software and improved our monitoring capabilities to minimize the risk and impact of such failure in the future. In addition, we have experienced two limited outages as a result of Internet carrier latency. These issues are not under our control and there can be no assurance that they will not occur in the future. Substantially all of our computer and communications hardware is currently located at facilities in Southern California, which is an area susceptible to earthquakes. We do not carry business interruption insurance sufficient to compensate fully for all losses, and in some cases, any losses from any or all these types of events. The occurrence of any of these events may have a material adverse effect on our business, financial condition and results of operations.

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

US SEARCH.COM INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

US SEARCH.COM INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Under the terms of our Merchant Card Agreement with Visa, chargebacks as a percentage of interchange transactions must not exceed 2.5% and the ratio of customer dispute chargebacks to interchange transactions must not exceed 1%. Although our chargeback rate has periodically exceeded the permissible rates in our merchant card agreements, we have been within permissible rates and, therefore, in compliance with our Merchant Card Agreement since May 1, 2002. Loss of credit card processing rights could materially adversely affect our business and results of operations. In addition, pursuant to the terms of our bank credit facility, we agreed to reduce our chargeback rate to bring it within the permissible rates in our merchant card agreements. To accomplish this we have introduced several fraud prevention features, including requiring input of a Card Verification Code and we only accept transactions, which pass these checks. The Card Verification Code (called CVV, CVC or CID by Visa, Mastercard and American Express respectively) is an authentication procedure established by credit card companies, which requires a cardholder to enter the three or four digit security code printed on the front or back of credit cards at transaction time to verify that the card is on hand.

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

US SEARCH.COM INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

As of March 31, 2003, we had granted options and warrants to purchase an aggregate of approximately 30,192,868 shares of common stock at exercise prices ranging from $0.01 per share to $9.69 per share. To the extent that the stock options or warrants are exercised, material dilution of the ownership interest of our stockholders will occur. We also expect that in the ordinary course of our business we will issue additional warrants and grant additional stock options including, but not limited to, options granted pursuant to our stock option plans. The merger agreement with First American provides that, upon closing of the mergers contemplated by the agreement, all of US SEARCH’s outstanding options and warrants will be converted into options and warrants to purchase shares of First Advantage Class A common stock. Consequently, your ownership interest in First Advantage as a First Advantage stockholder also will be subject to dilution if and when such options and warrants are exercised.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We considered the provision of Financial Reporting Release No. 48 “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent In Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.” We had no holdings of derivative financial instruments at March 31, 2003 and our total liabilities as of March 31, 2003 consist primarily of notes payable and accounts payable that have fixed interest rates and were not subject to any significant market risk.

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

US SEARCH.COM INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

In May 2001, ChoicePoint, Inc., the successor entity to DBT Online, Inc., filed a complaint against us in Palm Beach County, Florida alleging breach of contract, fraudulent misrepresentation, unjust enrichment, quantum meruit and breach of the implied covenant of good faith and fair dealing. ChoicePoint sought approximately $1.5 million in damages, as well as interest and attorneys’ fees. US SEARCH removed this action to the United States District Court for the Southern District of Florida. The United States District Court for the Southern District of Florida ordered the matter to arbitration. In June 2002 the arbitrator awarded us a credit of $297,671 to be deducted from invoices of $1,418,731. ChoicePoint has filed a motion to confirm the Arbitration Award and we have filed a motion to modify and correct the Arbitration award to provide additional credits. We are awaiting rulings on these motions. The costs related to this litigation, including the fees and costs of our attorneys and other litigation support professionals, have been less than $100,000. The Company has paid a total of $300,000 of the award, leaving approximately $780,000 accrued for this liability.

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

We may from time to time become a party to various legal proceedings arising in the ordinary course of business

Item 2.    Changes in Securities and Use of Proceeds

None

Item 3.    Defaults upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits:

10.1	First Amendment to Agreement and Plan of Merger, dated as of January 3, 2003, by and among US SEARCH, Professional Resource Screening, Irwin R. Pearlstein, David Pearlstein and Cheryl Pearlstein-Enos

10.2

Second Amendment to Agreement and Plan of Merger, dated as of January 21, 2003, by and among US SEARCH, Professional Resource Screening, Irwin R. Pearlstein, David Pearlstein and Cheryl Pearlstein-Enos

10.3		Third Amendment to Agreement and Plan of Merger, dated as of April 30, 2003, by and among US SEARCH, Professional Resource Screening, Irwin R. Pearlstein, David Pearlstein and Cheryl Pearlstein-Enos

10.4	*	Amended & restated Loan and Security Agreement dated March 18, 2003, by and among US SEARCH.com Inc., Professional Resource Screening, Inc. and Comerica Bank—California

99.1		Certificate of Chief Executive Officer of US Search.com Inc. pursuant to 18 U.S.C. § 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2		Certificate of Chief Financial Officer of US Search.com Inc. pursuant to 18 U.S.C. § 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(b)  Reports on Form 8-K:

During the quarter ended March 31, 2003, we did not file any current reports on Form 8-K. On April 3, 2003 we filed a report on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US SEARCH.COM INC. (Registrant)

Date: May 15, 2003	By:	/s/ BRENT N. COHEN
Brent N. Cohen President and Chief Executive Officer

	By:	/s/ JEFFREY R. WATTS
Jeffrey R. Watts Chief Financial Officer

Chief Executive Officer

I, Brent N. Cohen, President and Chief Executive Officer of US SEARCH.com Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of US SEARCH.com Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ BRENT N. COHEN
Brent N. Cohen
President and Chief Executive Officer

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ JEFFREY R. WATTS
Jeffrey R. Watts Chief Financial Officer