Form 10-Q/A
period 2002-09-30
US SEARCH CORP COM
filed 2003-05-23
CIK 1083087

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 is being filed solely to amend Exhibit 10.2 and to add Exhibits 10.3, 10.4 and 10.5. Exhibit 10.2, originally filed on November 14, 2002, omitted certain information with respect to which the Company was seeking confidential treatment. The Company amended its confidential treatment request on May 5, 2003 and the amended Exhibit 10.2 reflects such amended confidential treatment request. Exhibits 10.3, 10.4 and 10.5, which were omitted from the original filing, have been added as material contracts and the Exhibit Index has been changed to include such exhibits. No revisions have been made to the Company’s financial statements or any other disclosure contained in such Quarterly Report.

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 10.2	Amendment No. 5 to the Advertising and Promotion Agreement dated September 11, 2002.

Exhibit 10.3	Amendment No. 1 to the Advertising and Promotion Agreement dated October 4, 2000.

Exhibit 10.4	Amendment No. 3 to the Advertising and Promotion Agreement dated May 17, 2002.

Exhibit 10.5	Amendment No. 4 to the Advertising and Promotion Agreement dated August 1, 2002.

Exhibit 99.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

During the quarter ended September 30, 2002, we filed current reports on Form 8-K on the following dates:

•	July 23, 2002 (Item 5. Other Events);

•	August 7, 2002 (Item 5. Other Events);

•	August 14, 2002 (Item 9. Regulation FD Disclosure).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US SEARCH.COM INC. (Registrant)

Date: May 23, 2003	By:	/s/ BRENT N. COHEN
Brent N. Cohen President and Chief Executive Officer

	By:	/s/ JEFFREY R. WATTS
Jeffery R. Watts Chief Executive Officer

31

Section 302 Certification:

Chief Executive Officer

I, Brent N. Cohen, President and Chief Executive Officer of US SEARCH.com Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of US SEARCH.com Inc.;

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

Date: May 23, 2003

Chief Financial Officer

I, Jeffrey R. Watts, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of US SEARCH.com Inc.;

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) for the registrant and we have:

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

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directory (or persons performing the equivalent function):

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

Date May 23, 2003