Form 10-K/A
period 2002-12-31
US SEARCH CORP COM
filed 2003-05-23
CIK 1083087

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to our 2002 Annual Report on Form 10-K, which we filed on April 3, 2003 (the “Original Filing”), to include as exhibits contracts that were not included with our original filing. All exhibits listed in the Exhibit Index are either hereby incorporated by reference from a previously filed registration statement or report filed with the Securities and Exchange Commission or filed with the Original Filing. Any items in the Original Filing not expressly changed hereby shall be as set forth in the Original Filing.

2

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(c)	Exhibits

See Index to Exhibits following signatures.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US SEARCH.COM. INC (Registrant)

Dated: May 23, 2003

/s/ BRENT N. COHEN Brent N. Cohen, Chief Executive Officer and Director

Dated: May 23, 2003

/s/ JEFFREY R. WATTS Jeffrey R. Watts Chief Financial Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates stated.

US SEARCH.COM INC. (Registrant)

Dated: May 23, 2003

/s/ PETER LOCKE Peter Locke Director

Dated: May 23, 2003

/s/ LAWRENCE D. LENIHAN, JR. Lawrence D. Lenihan, Jr. Director

Dated: May 23, 2003

/s/ BRENT N. COHEN Brent N. Cohen Chief Executive Officer and Director

Dated: May 23, 2003

/s/ ALAN C. MENDELSON Alan C. Mendelson Director

Dated: May 23, 2003

/s/ THOMAS W. PATTERSON Thomas W. Patterson Director

Dated: May 23, 2003

/s/ HARRY CHANDLER Harry Chandler Director

By:	/s/ BRENT N. COHEN
Attorney-in-fact

Chief Executive Officer

I, Brent N. Cohen, Chief Executive Officer, certify that:

1.    I have reviewed this annual report on Form 10-K/A of US SEARCH.com Inc.;

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

1.    I have reviewed this annual report on Form 10-K/A of US SEARCH.com Inc.;

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

Date:  May 23, 2003

Exhibit Index

Exhibit No.	Description

2.1(11)

Agreement and Plan of Merger, dated as of December 28, 2001, by and among the Registrant, US SEARCH Screening Services, Inc., Professional Resource Screening, Inc., Irwin R. Pearlstein, David Pearlstein and Cheryl Pearlstein-Enos

2.2(14)	Voting Agreement, dated as of December 13, 2002, by and between The First American Corporation and Pequot Private Equity Fund II, L.P.

2.3(14)	Agreement and Plan of Merger, dated as of December 13, 2002, by and among The First American Corporation, US SEARCH.COM Inc., First Advantage Corporation and Stockholm Seven Merger Corp.

2.4(14)	Stockholders Agreement, dated as of December 13, 2002, by and among The First American Corporation, Pequot Private Equity Fund II, L.P. and First Advantage Corporation.

3.1(1)	Certificate of Incorporation

3.1.1(1)	Certificate of Amendment of Certificate of Incorporation, dated May 12, 1999, changing corporate name to US SEARCH.com Inc.

3.1.2(2)	Amended Certificate of Designations of Series A Convertible Preferred Stock of US SEARCH.com Inc.

3.1.3(10)	Certificate of Designations of Series A-1 Convertible Preferred Stock

3.2(1)	Bylaws

4.1(1)	Form of Common Stock Certificate

4.2(6)	Convertible Subordinated Promissory Note dated February 28, 2001

4.2.1(7)	First Amendment to Convertible Subordinated Promissory Note dated March 30, 2001

4.3(7)	Convertible Subordinated Promissory Note dated March 30, 2001

4.4(8)	Loan and Security Agreement dated September 12, 2001, by and between US SEARCH.com Inc. and Imperial Bank

4.5(12)	Convertible Promissory Note, dated December 20, 2001, by the Registrant in favor of Pequot Private Equity Fund II, L.P.

4.6(13)	Form of Convertible Promissory Note, dated January 18, 2002, by the Registrant in favor of certain Purchasers

10.1(1)	Form of Indemnity Agreement between US SEARCH and its directors and officers

10.2(1)	1998 Amended and Restated Stock Incentive Plan

10.2.1(1)	Form of 1998 Stock Incentive Plan Stock Option Award Agreement between US SEARCH and its employees, directors, and consultants

10.3(1)	1999 Non-Employee Directors’ Stock Option Plan

10.3.1(1)	Form of 1999 Non-Employee Directors’ Stock Option Plan Nonstatutory Stock Option between US SEARCH and its non-employee directors

10.3.2(1)	Form of 1999 Non-Employee Directors’ Stock Option Plan Notice of Exercise between US SEARCH and its non-employee directors

10.4(1)	Standard Office Lease—Gross, dated January 24 1996, between US SEARCH and Daishin U.S.A. Co., Ltd.

10.4.1(1)	Addendum to Standard Lease—Option(s) to Extend, dated January 24, 1996, between US SEARCH and Daishin U.S.A. Co., Ltd.

10.5(1)	Amended and Restated Employment Agreement, date September 14, 1998, between US SEARCH and Nicholas Matzorkis

Exhibit No.	Description

10.6(1)	Employment Agreement, dated February 3, 1999, between US SEARCH and C. Nicholas Keating, Jr.

10.7(1)	Employment Agreement, dated March 18, 1999, between US SEARCH and William G. Langley

10.8(1)	Employment Agreement, dated March 17, 1999, between US SEARCH and Robert J. Richards

10.9(1)	Employment Agreement, dated March 18, 1999, between US SEARCH and Meg Shea-Chiles

10.10(1)	Administrative Services Agreement, dated July 1, 1998, between The Kushner-Locke Company and US SEARCH

10.11†(1)	Addendum to Lycos, Inc. Advertising Contract, dated March 1, 1999, between US SEARCH and Lycos, Inc.

10.11.1†(1)	Lycos, Inc. Advertising Contract, dated February 1, 1999, between Lycos, Inc. and US SEARCH

10.12†(1)	Amended and Restated Content Provider Agreement dated as of August 24, 1998, between InfoSpace, Inc., US SEARCH and The Kushner-Locke Company (the “InfoSpace Agreement”)

10.13(1)	Settlement Agreement, dated September 14, 1998, by and among The Kushner-Locke Company, Nicholas Matzorkis and US SEARCH.

10.14(1)	Shareholders’ Agreement dated September 14, 1998, by The Kushner-Locke Company and Nicholas Matzorkis.

10.15†(1)	Amendment to the InfoSpace Agreement dated March 15, 1999

10.16†(1)	Advertising Agreement and Insertion Orders date September 4, 1998, between InfoSeek Corporation and US SEARCH

10.17†(1)	Terms and Conditions and Sponsorship Proposal dated March 2, 1999, and Addendum to contract dated March 11, 1999, between Snap! LLC and US SEARCH

10.18†(1)	Advertising and Promotion Agreement dated June 7, 1999 between Yahoo! Inc. and US SEARCH.

10.19†(2)	Data Processing Service Agreement dated July 1, 1999 between DBT Online, Inc. and US SEARCH.com Inc.

10.20(3)	Lease Agreement dated September 9, 1999 between US SEARCH.com Inc. and The Mortensen Trust

10.21(4)	Employment Agreement, dated February 3, 2000, between US SEARCH and Brent N. Cohen

10.22(5)	Contract Cancellation, Settlement and Release Agreement, dated as of September 29, 2000, by and between US SEARCH.com Inc., and The Kushner-Locke Company, and InfoSpace, Inc.

10.23(6)	Sales Agency Agreement, dated as of October 1, 2000, by and between US SEARCH.com Inc. and InfoSpace, Inc.

10.24(5)	Registration Rights Agreement, dated as of September 29, 2000, by and between US SEARCH.com Inc. and InfoSpace, Inc.

10.25(5)	Warrant, dated September 29, 2000, by US SEARCH.com Inc. in favor of InfoSpace, Inc.

10.26(5)	Promissory Note, dated August 23, 2000, by US SEARCH.com Inc. in favor of Lycos, Inc.

10.27†(6)	Second Amendment to Advertising and Promotion Agreement between Yahoo! Inc. and USsearch.com Inc. dated January 30, 2001 *

10.28†(6)	Agreement between RiskWise, L.L.C. and US SEARCH.com Inc. dated March 1, 2001*

10.29(10)	Preferred Stock Exchange and Purchase Agreement, dated June 5, 2001, by and between US SEARCH.com Inc. and Pequot Private Equity Fund II, L.P.

10.30(10)	First Amendment to Investors’ Rights Agreement, dated June 5, 2001, by and between US SEARCH.com Inc. and Pequot Private Equity Fund II, L.P.

Exhibit No.	Description

10.31(10)	Warrant, dated June 5, 2001, by US SEARCH.com Inc. in favor of Pequot Private Equity Fund II, L.P.

10.32(10)	First Amendment to Stockholders Agreement, dated June 1, 2001, by and among US SEARCH.com Inc., Pequot Private Equity Fund II, L.P. and The Kushner-Locke Company

10.33†*	Data Access Agreement, dated October 22, 2001, by and between US SEARCH.com Inc. and Confi-Chek Inc.

10.34*	Warrant dated October 23, 2001, by US SEARCH.com Inc. in favor of Confi-check, Inc.

10.35*	Forbearance, Consent and Amendment Agreement, dated December 24, 2001, by and among US SEARCH.com Inc. and Comerica Bank—California.

10.36*	Warrant, dated December 28, 2001, in favor of Comerica Bank—California

10.37*	Warrant, dated December 28, 2001, in favor of AMF Technologies, LLP

10.38(11)	Escrow Agreement, dated as of December 28, 2001, by and among US Search.com Inc., Comerica Bank—California, Irwin R. Pearlstein, David Pearlstein and Cheryl Pearlstein-Enos

10.39(11)	Registration Rights Agreement, dated as of December 28, 2001, by and among US Search.com Inc., Irwin R. Pearlstein, David Pearlstein and Cheryl Pearlstein-Enos

10.40(11)	Security Agreement, dated as of December 28, 2001, by and among US Search.com Inc., Irwin R. Pearlstein, David Pearlstein and Cheryl Pearlstein-Enos

10.41(11)	Employment Agreement, dated as of December 28, 2001, by and between US Search.com Inc. and Irwin R. Pearlstein

10.42(11)	Employment Agreement, dated as of December 28, 2001, by and between US Search.com Inc. and David Pearlstein

10.43(11)	Employment Agreement, dated as of December 28, 2001, by and between US Search.com Inc. and Cheryl Pearlstein-Enos

10.44(12)	Purchase Agreement, dated December 20, 2001, by and between the Registrant and Pequot Private Equity Fund II, L.P.

10.45(12)	Warrant, dated December 20, 2001, by the Registrant in favor of Pequot Private Equity Fund II, L.P.

10.46(12)	Registration Rights Agreement, dated December 20, 2001, by and between the Registrant and Pequot Private Equity Fund II, L.P.

10.47(13)	Form of Purchase Agreement, dated January 18, 2002, by and between the Registrant and certain Purchasers of 8% Convertible Promissory Notes

10.48(13)	Form of Warrant, dated January 18, 2002 by the Registrant in favor of Purchasers of 8% Convertible Promissory Notes

10.49*	Waiver and Amendment Number One to Loan and Security Agreement, dated March 27, 2002, by and among US SEARCH.com Inc., Professional Resource Screening, Inc. and Comerica Bank—California.

10.50*	Warrant, dated March 27, 2002, by the Registrant in favor of Comerica Bank—California.

10.51(13)	Form of Registration Rights Agreement, dated January 18, 2002, by and between the Registrant and Purchasers of 8% Convertible Promissory Notes

10.52*	Amended & Restated Loan and Security Agreement dated March 18, 2003 by and among US SEARCH.com Inc., Professional Resource Screening, Inc and Comerica Bank—California

10.53*	Employment Agreement dated December 5, 2002 between US SEARCH and Brent N. Cohen

10.54(14)	First Amendment to Advertising and Promotion Agreement between Yahoo! Inc. and US SEARCH.com Inc. dated October 4, 2001

Exhibit No.	Description

10.55(14)	Second Amendment to Advertising and Promotion Agreement between Yahoo! Inc. and US SEARCH.com Inc. dated May 17, 2002

10.56(14)	Third Amendment to Advertising and Promotion Agreement between Yahoo! Inc. and US SEARCH.com Inc. dated August 1, 2002

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Accountants, PricewaterhouseCoopers LLP

24.1*	Power of Attorney (see signature page)

99.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†

Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for an order granting confidential treatment of such information in accordance with Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

*	Previously filed.
(1)	Filed with the Company’s Registration Statement on Form 1, File No. 333-76099, declared effective on June 24, 1999, incorporated herein by reference.
(2)	Filed with the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 1999, incorporated herein by reference.
(3)	Filed with the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 1999, incorporated herein by reference.
(4)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, incorporated herein by reference
(5)	Filed with the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2000 incorporated by reference.
(6)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, incorporated herein by reference.
(7)	Filed with the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2001, incorporated herein by reference.
(8)	Filed with the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2001, incorporated herein by reference.
(9)	Filed as Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed September 15, 2000, incorporated herein by reference.
(10)	Filed with the Company’s Current Report on Form 8-K filed June 8, 2001, incorporated herein by reference.
(11)	Filed with the Company’s Current Report on Form 8-K filed January 10, 2002, incorporated herein by reference.
(12)	Filed with the Company’s Current Report on Form 8-K filed January 3, 2002, incorporated herein by reference.
(13)	Filed with the Company’s Current Report on Form 8-K filed February 4, 2002, incorporated herein by reference.
(14)	Filed with the Company’s amended Quarterly Report on Form 10-Q/A for the period ending September 30, 2002, incorporated herein by reference.